Form 10KSB
period 2006-06-30
Grosvenor Explorations Inc.
filed 2006-08-25
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended June 20, 2006

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-132681

GROSVENOR EXPLORATIONS INC.
(Exact name of Company as specified in charter)

Nevada	98-0486676
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

1533 Eagle Mountain Drive
Coquitlam, British Columbia, Canada	V3E 2ZS3
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 1-604-328-2908

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Grosvenor Explorations Inc. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Grosvenor Explorations Inc. knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by nonaffiliates of Grosvenor Explorations Inc. . The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at June 30, 2006, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of June 30, 2006, Grosvenor Explorations Inc. has 5,049,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

The Company was incorporated under the laws of the State of Nevada on May 25, 2005 under the name of Grosvenor Explorations Ltd. (“Grosvenor”) On June 3, 2005, a Certificate of Correction was filed the Secretary of State for Nevada and the name was changed to Grosvenor Explorations Inc.  Our fiscal year end is June 30. Our executive offices are located at 1533 Eagle Mountain Drive, Coquitlam, B.C., Canada, V3E 2Z3. Our telephone and fax number is (604)328-2908. Other than our wholly owned subsidiary, Grosvenor Explorations Ltd. (“Grosvenor Canada”), the Company does not have any subsidiaries, affiliated companies or joint venture partners.

Grosvenor Canada was incorporated under the laws of British Columbia Canada on October 19, 2005 for the purpose of holding registered and beneficial title to the Company’s mineral claims situated in British Columbia, Canada. Grosvenor Canada’s business and registered office is located at 1533 Eagle Mountain Drive, Coquitlam, B.C., Canada, V3E 2Z3.

We are a start-up mineral company in the pre-exploration stage and have not generated any operating revenues since inception. We have incurred losses since inception and our auditors have issued a going concern opinion since we must raise additional capital, through the sale of our securities, in order to fund our operations. There is can be no assurance we will be able to raise this capital. We are the registered and beneficial owner of a 100% interest in the Crome Vanadium 1, Crome Vanadium 2, and Crome Vanadium 3 mineral claims (collectively referred to as the “Grosvenor Claims”) located in British Columbia, Canada. Grosvenor acquired the Grosvenor Claims by staking for the sum of $4,018 on January 5, 2006.

Ownership of the Grosvenor Claims confers on us the rights to the minerals on the Grosvenor Claims except for ‘placer minerals’ (being minerals found in loose gravel or sand, typically located in creeks, steams or rivers) or coal. We do not own the land itself since it is held in the name of the “Crown”, i.e. the Province of British Columbia, Canada. We do not have the right to harvest any timber on the Grosvenor Claims.

We own no other mineral property and are not engaged in the exploration of any other mineral properties. There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the Grosvenor Claims or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility. Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise. To date, we have not conducted any exploration work on the Grosvenor Claims. We have funds sufficient to complete only Phase 1 of a three-phase exploration program recommended for the Grosvenor Claims. We anticipate completing Phase I by no later than November 30, 2006.

We have no fulltime employees and management of Grosvenor, all or who reside in British Columbia, Canada, devotes a very small percentage of its time to the affairs of the Company. While none of our officers and directors is a director or officer of any other company involved in the mining industry there can be no assurance such involvement will not occur in the future. Such involvement could create a conflict of interest.

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report dated August 25, 2006 attached to the financial statements dated June 30, 2006. We have cash of $18,813 as at June 30, 2006 and have liabilities of $14,003 of which $8,003 is owed to our directors. Since our inception we have incurred accumulated losses of $51,640. We anticipate minimum operating expenses for the next twelve months of $64,454 (refer to page 19). It is extremely unlikely we will earn any revenue for a minimum of 5 years. We do not have any employees either full or part time although our President receives compensation of $1,000 per month and our Secretary Treasurer receives $2,000 per month for service they perform on behalf of Grosvenor.

Management anticipates Grosvenor’s shares will be qualified on the system of the National Association of Securities Dealers, Inc. (“NASD”) known as the OTC Bulletin Board (the “OTCBB”).

Grosvenor has 5,049,000 shares outstanding.

Grosvenor is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-KSB and Form 10-QSB.

The shareholders may read and copy any material filed by Grosvenor with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Grosvenor has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov. Grosvenor has no website at this time.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of Grosvenor and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

This Form 10K-SB also contains forward-looking statements that involve risks and uncertainties. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline, when and if it is ever quoted on the OTCBB.

Risks Associated with our Company:

1.
Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our 2006 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to commit to loan or advance capital to us, we believe that if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity and may have to cease operations and go out of business.

2.
Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our sole property, the Grosvenor Claims, do not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

3.	We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to June 30, 2006, the date of our most recent audited financial statements is $51,640. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to locate an economic ore reserve
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

4.
Because our officers and directors do not have technical training or experience in starting, and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of your investment.

Because our officers and directors are inexperienced with exploring for minerals and starting, and operating a mineral exploration company, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property. Our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our exploration, earnings and ultimate financial success could suffer irreparable harm due to certain of management's lack of experience in this industry. Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Grosvenor. Unless our two part time officers are willing to spend more time addressing these matters, we will have to hire professionals to undertake these filing requirements for Grosvenor and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of your investment.

5.	We have no known ore reserves. Without ore reserves we cannot generate income and if we cannot generate income we will have to cease exploration activity which will result in the loss your investment.

We have no known ore reserves. Even if we find chromite mineralization we cannot guarantee that any chromite mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find chromite mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any chromite mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate chromite deposits in economically recoverable quantities will mean we cannot generate income. If we cannot generate income we will have to cease exploration activity, which will result in the loss of your investment.

6.	If we don't raise enough money for exploration, we will have to delay exploration or go out of business, which will result in the loss of your investment.

We are in the very early pre-exploration stage. We need to raise additional capital to undertake our planned exploration activity. We estimate we have sufficient cash on hand, to continue operations for twelve months provided we only carry out Phase I of our planned exploration activity. You may be investing in a company that will not have the funds necessary to conduct any meaningful exploration activity due to our inability to raise additional capital. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of your investment.

7.
Because we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

Any potential development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because we are small and do not have much capital, we must limit our exploration activity unless and until we raise additional capital. Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing the property into production including exploration preparation of production feasibility studies, and construction of production facilities;
●	Availability and cost of financing;
●	Ongoing costs of production;
●	Market prices for the minerals to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulations and controls.

Such programs will require very substantial additional funds. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and you will lose your investment.

8.	We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we are able to raise the requisite capital. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

9.
Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President and CEO, will be devoting only 10% of his time, approximately 15 hours per month, to our operations our business. Our CFO and Secretary-Treasurer will be devoting only approximately 10 hours per month to our operations. As a consequence our business may suffer. For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended. Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

Risks Associated with this Offering:

10. Because we may be unable to meet property maintenance requirements or acquire necessary mining licenses, we may lose our interest in the Grosvenor Claims.

In order to maintain our interest in the Grosvenor Claims we must make an annual payment and/or expend certain minimum amounts on the exploration of the mineral claims of at least $5,041 each year. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in the mineral claims. Further, even if we do complete exploration activities, we may not be able to obtain the necessary licenses to conduct mining operations on the property, and thus would realize no benefit from exploration activities on the property.

11. Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the Grosvenor Claims, our sole property, does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of British Columbia, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the Grosvenor Claims. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the Grosvenor Claims is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

12. No matter how much money is spent on the Grosvenor Claims, the risk is that we might never identify a commercially viable ore reserve.

No matter how much money is spent over the years on the Grosvenor Claims, we might never be able to find a commercially viable ore reserve. Over the coming years, we could spend a great deal of money on the Grosvenor Claims without finding anything of value. There is a high probability the Grosvenor Claims does not contain any reserves so any funds spent on exploration will probably be lost.

13. Even with positive results during exploration, the Grosvenor Claims might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any minerals that might be found on the Grosvenor Claims is in excess of the selling price of such minerals, we would not be able to develop the Grosvenor Claims. Accordingly even if ore reserves were found on the Grosvenor Claims, without sufficient tonnage we would still not be able to economically extract the minerals from the Grosvenor Claims in which case we would have to abandon the Grosvenor Claims and seek another mineral property to develop, or cease operations altogether.

14. Because we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our property into production and you may lose your investment.

We have no experience in placing mineral deposit properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place a mineral deposit into production.

15. Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system and do not have a market maker which results in no market for our shares. Therefore, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately. If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares. . Once this registration statement becomes effective, it is our intention to apply for a quotation on the OTCBB whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the NASD personnel; and

●	We will not be quoted on the OTCBB unless we are current in our periodic reports; being at a minimum Forms 10K-SB and 10QSB; filed with the SEC or other regulatory authorities.

Presently, we estimate the time it will take us to become effective with this prospectus will be six months plus twelve to eighteen additional weeks thereafter to be approved for a quotation on the OTCBB. However, we cannot be sure we will be able to obtain a participating market maker or be approved for a quotation on the OTCBB. If this is the case, there will be no liquidity for the shares of our shareholders.

16.	Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, if our shares are traded on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

17. We anticipate the need to sell additional treasury share in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

18. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

Forward Looking Statements

In addition to the other information contained in this Form 10K-SB, it contains forward-looking statements which involve risk and uncertainties. When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control. Any reader should review in detail this entire Form 10K-SB including financial statements, attachments and risk factors before considering an investment.

ITEM 2. DESCRIPTION OF PROPERTY
Our sole mineral property is:

Grosvenor Claims

Grosvenor Canada is the registered and beneficial owner of a 100% interest in the Grosvenor Claims, located in British Columbia, Canada.

Beneficial ownership of the Grosvenor Claims confers the rights to the minerals on the Grosvenor Claims except for ‘placer minerals’ (being minerals found in loose gravel or sand and typically located in creeks, steams or rivers) or coal. We do not own the land itself since it is held in the name of the “Crown”, i.e. the Province of British Columbia. We do not have the right to harvest any timber on the Grosvenor Claims.

The claim name, tenure number, expiry date, map sheet reference number and recorded owner of the Grosvenor Claims is as follows:

Claim Name	Tenure Record Number	Expiry Date	Map Sheet	Owner
Crome-Vanadium 1	524746	Jan /05/2007	MO82L	Grosvenor ExplorationsLtd.
Crome-Vanadium 2	524748	Jan /05/2007	MO82L	Grosvenor ExplorationsLtd.
Crome-Vanadium 3	524753	Jan /05/2007	MO82E	Grosvenor ExplorationsLtd.

The Grosvenor Claims cover an area of approximately 1,411.54 hectares (approximately 3,488 acres).

To keep the claims in good standing, such that they do not expire on the date indicated in the preceding table, we must undertake exploration work on the Grosvenor Claims before the expiry date, or pay cash of approximately $5,041in lieu of doing exploration work, to the Province of British Columbia. This is an annual obligation. Failure to do either, each year, will result in the Grosvenor Claims reverting to the Province of British Columbia.

The Grosvenor Claims was selected for acquisition due to previously recorded exploration work and because the claims are not located in an environmentally sensitive region.

Additional information regarding the Grosvenor Claims can be found at the British Columbia government website located at http://www.mtonline.gov.bc.ca/.

Location and Access

The Grosvenor Claims are located approximately 27 kilometers (18 miles) west of Kelowna, British Columbia, a town of approximately 150,000. The area covered by the claims is an active logging region with plenty of heavy equipment and operators available for hire. Kelowna and, another nearby town, Vernon, provides all necessary amenities and supplies including, fuel, helicopter services, hardware, drilling companies and assay services. Access to our claims is via paved road northerly from Kelowna followed by good gravel logging road to the claims. There are numerous logging roads and trails throughout the area covered by the claims. No water is required for the purposes of our planned exploration work. Any water that might be required in the forseable future is available from steams and ponds on the on the Grosvenor claims. No electrical power is required at this stage of exploration. Any electrical power that might be required in the foreseeable future could be supplied by gas powered portable generators.

The topography and relief of the Grosvenor Claims is fairly rugged with elevations on the main area of interest range from 5,000 to 5,200 feet. While the relief of the surrounding country is not great, peaks and ridges rising 500 feet or more above creek beds give the terrain a rugged aspect. Flat elongate swamps border the small rounded lakes and interconnecting streams and the area is covered by moderate to heavy growth of small timber. Annual precipitation is moderate. The snow pack remains until late spring due to the altitude.

Property Geology

The region hosting the Grosvenor Claims is underlain by a northerly trending (2 to 4 miles wide) sliver of Chapperon Group metasediments overlain in part by Cache Creek group argillites and intruded by Jurassic grandorites to the west.

Along the northerly grain and trend of the Chapperon rocks are intrusions consisting of chromite-bearing serpentined dunite and other ultrabasic rocks. These intrusions, or belts, maintain a straight strike and apparently steep dip, on either side of the Nicola River. In shape, structure and contact relations this ‘intruded belt’ resembles a broad dyke with occurrences of segregated chromite in a belt of serpentinized peridotite which extends across the Nicola Valley in a general north 25 degrees west direction. The serpentine belt is at least 8 miles in length and has a remarkably uniform strike. A granitic intrusion is in contact with the westerly boundary of the serpentine except at the extreme south end of the belt. Two gabbroic dykes, related to the main granitic intrusion, cut the serpentine in the vicinity of the chromite occurrences suggesting a genetic relationship

This serpentined chrome bearing dyke, which dominates the Grosverner Claims geology, appears to lie parallel to the lithologic banding and foliation of the up ended, dipping near vertically, Chapperon metamorphics. The main chromite occurrences are a few small lenses, the largest several feet in length, and some sparse and erratic disseminations of chromite. Elsewhere, small nodules of chromite were discovered in several widely scattered localities but disseminated mineralization was not observed.

A small segregation of high-grade chromite ore was discovered and apparently mostly dug out. It occurred in part as closely spaced kidneys of chromite ½ inch to 1 inch in diameter, and in part as a heavy dissemination of small, granular aggregates occupying up to 75% or more of the rock volume. The enclosing rock is a dull green, massive, partly serpentinized dunite in which further alteration to talc and chromoferous chlorite has occurred. Little or no magnetite appeared to be present.

Several small lenses of chromite, ranging from dimensions of 9 feet by 13 inches to 6 inches by 2 inches, occur in serpentinized dunite that strikes north 25 degrees west.

Chromite also occurs in smaller lenses as fairly massive with gangue not abundant. However, in the larger lenses the gangue increases and the chromite consists usually of scattered grains. In the largest lens (9 feet by 13 inches) the chromite ranged form 25 to 75% of the lens matter. In another lens, that strikes north 12 degrees west and measures 5 feet long by 18 inches in width at the widest part, the proportion of chromite to gangue varies considerably.

Deposits of massive chromite occur as pods or layers within ophiolitic ultramaphic rock.deposits. On the Grosvenor Claims a chromite ridge of serpentined peridotite pyroxenite, called Old Dave ultrabasic, has intruded Chapperon metamorphic rocks between banding and foliation. Younger granitic intrusives cut the Chapperon - Old Dave assemblage. The main serpentine belt is approximately 3 miles in length and has an average width of about 1,000 feet.
On the Grosvenor Claims chromite , in forms varying from dissemination of individual grains to “blobs” and lenticles to massive high grade lenses containing bean or “leopard” chrome, have been identified. Certain thicker sections of the dykes could have denser and more voluminous segregations of chromite.

Previous Exploration

Chromite discovery in the area now covered by the Grosvenor Claims was first described in 1932, in detail in 1941 and by documenting the presence of sub-parallel ultramafic dykes in 1959. The first recorded exploration work on the area covered by the Chromite Claims occurred in 1932. Records show that, at some point between 1932 and 1941, hand trenches and test pits were dug and blasted in a small area around the main pit. As noted above, a small amount of high- grade chromite ore was dug out in this period.

In 1978 a large portion of the main dyke extension was surveyed, using magnetometer, geochemical and geological means, and a local contractor was employed to drill and blast oversize trenches across the main chromite showing. Thereafter the claim area was covered by an aeromagnetic survey which outlined anomalies coinciding with rock exposures. There is no record of work undertaken on the claim area since that time.

We have not yet undertaken any work on the Grosvenor Claims.

Proposed Exploration Work - Plan of Operation

Mr. Laurence Stephenson, P. Eng., authored the "Geology Report on Chrome Claim” dated February, 2006 (the “Stephenson Report”), in which he recommended a phased exploration program to properly evaluate the potential of the claims. We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Grosvenor Claims, in the manner recommended in the Stephenson Report, to determine the potential for discovering commercially exploitable deposits of chromite.

We do not have any ores or reserves whatsoever at this time on the Grosvenor Claims. Our planned Phase I work is exploratory in nature.

Mr. Stephenson is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of British Columbia and the Association of Professional Engineers of Ontario. He is a graduate of the Carleton University, Ottawa Ontario, Bachelor of Science (1975), and of York University, Toronto, with a Masters of Business Administration (1985). Mr. Stephenson has practiced his profession for over 33 years. He visited the Grosvenor Claims in June 2005.

The Stephenson Report concludes that a chromite ridge, some 3 miles in length and with an average width of approximately 1,000 feet, runs through the Grosvenor Claims. Past geochemical sampling (conducted by a prior owner of the claim area in the 1970’s) has proven successful in delineating known mineralized areas. Stephenson concludes that prospecting of the northern half of the main belt and other serpentine intrusions should be carried out.

The Stephenson Report recommends a three-phase exploration program to properly evaluate the potential of the claims. We anticipate, based on the budgets set forth in the Stephenson Report, that Phase I work will cost $8,929 and Phase II work a further $13,923 for a total cost of $22,322. Assuming the results of the Phase I & II work indicate further exploration of the Grosvenor Claims is warranted we would undertake a Phase III drilling program at a cost of a further $22,322. The cost estimates for the work programs, detailed below, are based on Mr. Stephenson recommendations and reflect local costs for this type of work:

Phase I -  detailed geological mapping; silt (soil if necessary) geochemical sampling of defined drainages; and prospecting. The cost estimate of $8,929 consists of:

Senior Geologist	10 days @ $402/day	$4,020
Geological Technician	10 days @ $223/day	2,230
Equipment Rental	10 days, 1-4 wheel drive vehicle @ $76/day	760
	Fuel, food and field supplies	1,029
	Assays: 20@ $22 each	440
	Report	450
	Subtotal	$8,929

Estimated duration of Phase I work: 15-20 days plus, analysis of samples, a further 7-14 days.

Phase II -

Follow-up geochem and detailed geological sampling	$4,463
Geophysical surveying	6,250
Assays: 100@ $22 each	2,200
Contingency	480
Subtotal	$13,393

Estimated duration of Phase II work: 15-20 days, plus analysis of samples, a further 7-14 days.

Phase III -

Follow-up trenching and geological mapping, sampling	$13,396
Assays: 200@ $22 each	4,400
Report and supervision	3,125
Contingency	1,400
Subtotal	$22,321

Estimated duration of Phase III work: 3-5 weeks plus, analysis/reporting , a further 4-6 weeks.

We intend to complete Phase I work at some point during the summer of 2006 with funds we have on hand. Precise timing of the Phase I work will depend upon weather conditions and the melt of the snow pack on the claims. Phase II and III work can not be undertaken unless and until Grosvenor is able to raise additional capital as our existing working capital is fully committed to other expenses of the Company. Consequently, even if the results of Phase I exploration work prove encouraging, there is no assurance we will be able to raise the capital necessary to conduct the further exploration work contemplated by Phases II and III. The earliest we expect to carry out Phase II work, should we be able to raise the capital to finance Phase II, is the summer of 2007. Furthermore, even if funding is available, Phase III work will only be undertaken if the results of Phase I and II are successful in identifying target zones of chromite mineralization deemed worthy, by our geologist, of drilling to determine if a chromite deposit may exist. Should the Phase I and II work prove unsuccessful in identifying such drill targets, the Company will likely abandon the Grosvenor Claims and we may have to go out of business.

Phase I work will include establishing a grid and the creation of maps showing the location of all roads in and near the perimeter of the Grosvenor Claims. The laying out of a grid and line cutting involves the physical cutting of the underbrush and overlay to establish an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we essentially generate a drawing of the physical features of the land we are interested in as well as a depiction of what may have been found in relation to the boundaries of the property. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not. In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of chromite and other indicator minerals can be made. Based on the Stephenson Report we expect the costs of Phase I work to total approximately $8,929.

Should Phase I results warrant further work, in Phase II (at an estimated cost of a further $13,923 we expect to do rock and geochemical sampling as mentioned above. This work would be designed to compare the relative concentrations of chromite and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance If an apparent mineralized zone(s) is identified and narrowed down to a specific area by the Phase I & II work, we expect to diamond drill selected targets to test the apparent mineralized zones at an estimated cost of a further $22,322, Diamond drilled samples would be tested, by assay for chromite and other minerals; however, our primary focus is the search for chromite.

The work is phased in such a manner as to allow decision points to ensure that future work has a value and will provide better or additional information as to the viability of the claim. By utilizing a multi-phase work program, at the end of each phase a decision can be made as to whether the phase has provided the necessary information to increase the viability of the project. If the information obtained as a result of any phase indicates that there is no increased probability of finding an economically viable deposit at the end of the project, a determination would be made that the work should cease at that point. This is a Grosvenor procedure in the industry prior to the commitment of additional funding to move a project forward to the next phase of exploration and/or development.

We intend to complete Phase I exploration work on the Grosvenor Claims, our sole property. Since the Grosvenor Claims are located at an elevation of over 5,000 feet and are subject to cold winters with snowfall accumulations, Phase I work can not be undertaken until summer 2006.

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited. If we are unable to raise the necessary funds, we would be required to suspend Grosvenor's operations and liquidate our company.

There are no permanent facilities, plants, buildings or equipment on the Grosvenor Claims.

Investment Policies

Grosvenor does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by Grosvenor. Presently Grosvenor does not have any excess funds to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Grosvenor is a party or to which the Crome-Vandium 1, 2 and 3 claims are subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Grosvenor’s date of inception. Management plans to hold an Annual General Meeting of Stockholders during 2006.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since inception, there has been no established trading market for Grosvenor’s common stock nor has Grosvenor has not paid any dividends on its common stock, and Grosvenor does not anticipate that it will pay dividends in the foreseeable future. As at June 30, 2006, Grosvenor had 43 shareholders; two of these shareholders are an officers and director of Grosvenor.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Grosvenor’s inception.

There are no outstanding warrants or conversion privileges for Grosvenor’s shares.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Corporate Organization and History Within Last Five years

Grosvenor was incorporated under the laws of the State of Nevada on May 25, 2005 under the name Grosvenor Explorations Inc. Other than our wholly owned subsidiary Grosvenor Explorations Ltd., (“Grosvenor Canada”), Grosvenor does not have any subsidiaries, affiliated companies or joint venture partners. Grosvenor Canada was incorporated under the laws of British Columbia Canada on October 19, 2005 for the purpose of holding registered and beneficial title to our mineral property, the Crome-Vandium 1, 2 and 3 claims, situated in British Columbia, Canada.

We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. We have no intention of entering into a merger or acquisition and we have a specific business plan to complete Phase I of our exploration program by no later than January 5, 2007. We do not foresee any circumstances that would cause us to alter our current business plan within the next twelve months.

Business Development since Inception

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a pre-exploration stage company and have not generated any revenues from our exploration activities. Further, we have not generated any revenues since our formation on May 25, 2005. We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must invest into the exploration of our property before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Grosvenor Claims. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in the Company. We must raise cash to implement our planned exploration program and stay in business.

To meet our need for cash we must raise additional capital. We will attempt to raise additional money through a private placement, public offering or through loans. We have discussed this matter with our officers and directors. However, our officers and directors are unwilling to make any commitments to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. We require additional cash to continue operations. Such operations could take many years of exploration and would require expenditure of very substantial amounts of money, money we do not presently have and may never be able to raise. If we cannot raise it we will have to abandon our planned exploration activities and go out of business.

We estimate we will require $64,464 in cash over the next twelve months, including the cost of planned Phase I exploration work for the Grosvenor Claims during that period. We estimate our cash on hand will enable us to continue in business for approximately 12 months. For a detailed breakdown refer to “Liquidity and Capital Reserves”.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Grosvenor Claims through joint venture arrangement or even the sale of part of the Grosvenor Claims. Neither of these avenues has been pursued as of the date of this Form 10K-SB.

Since we do not presently have the requisite funds, we are unable to complete anything beyond Phase I of the recommended exploration program until we raise more money or find a joint venture partner to complete the exploration work. If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond Phase I of the exploration program recommended by our independent professional engineer. If we are unable to finance additional exploration activities, we do not know what we will do and we do not have any plans to do anything else. We may have no alternative but to go out of business.

We do not intend to hire any employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in ‘Risk Factors’.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

As of June 30, 2006 our total assets were $18,813 and our total liabilities were $14,003 including $8,003 to related parties.

Including the cost of completing the Phase I exploration program on the Grosvenor Claims, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 7,500
Bank charges		100
Edgar filing fees	(ii)	1,100
Exploration costs	(iii)	8,929
Filing fees - Nevada; Sec of State	(iv)	225
Management fees	(v)	36,000
Office and general expenses	(vi)	500
Rent	(vii)	3,600
Transfer agent fees	(viii)	500
Estimated expenses for the next twelve months		58,454
Account payable - unrelated parties only as at June 30, 2006		6,000
Cash shortage		(45,641)
Balance as at June 30, 2006		$ 18,813

(i) Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10K-SBs and 10Q-SBs as follows:

Period	Form	Accountant	Auditor	Amount

September 30, 2006	10Q-SB	750	500	1,250
December 31, 2006	10Q-SB	750	500	1,250
March 31, 2007	10Q-SB	750	500	1,250
June 30, 2007	10K-SB	1,250	2,500	3,750
Estimated total		$ 3,500	$ 4,000	$ 7,500

(ii) Edgar filing fees

We will be required to file the annual Form 10K-SB estimated at $350 and the three Form 10Q-SBs at $250 each for a total cost of $1,100.

(iii) Exploration costs

The projection of cash required over the next twelve months has assumed that Phase I of the recommended work program, set out in the Stephenson Report, will be completed at an estimated cost of $8,929.

(iv) Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $125 has been paid to the Secretary of State and to Empire Transfer for being the registered agent for us.

(v) Management fees

The two directors of the Company received a monthly compensation of $3,000 between them.

(vi) Office and general

We have estimated a cost of approximately $500 for photocopying, printing, fax and delivery.

(vii) Rent

The Company pays its president $300 for the use of an office in his personal residence.

(vii) Transfer agent

The annual fee from Empire Stock Transfer to act as transfer agent for us is $500.

Should our cash reserves become depleted such that there will be insufficient cash to meet the Company’s budgeted expenses for the forthcoming year, management has agreed to forgo receipt of management fees and expense reimbursement for rent and telephone aggregating $3,300 per month. As well, management has agreed neither to charge interest on nor to demand repayment of, during at least the next 12 months, the $8,003 advanced on behalf of the Company up to June 30, 2006.

Accordingly, the “non-elective” budgeted expenditures detailed above exclude:

(i)	management fees, rent and telephone expense otherwise payable monthly to our two officers and directors; and

(ii)	the ‘related party accounts payable’ of $8,003 due to them.

Nevertheless, our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of June 30, 2006, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Twelve months ended June 30, 2006, and the one month ended June 30, 2005.

We incurred accumulated net losses since inception of $51,640 as detailed in the following table:

Expenses	Ref.	Twelve months ended June 30, 2006	One month ended June 30, 2005	From inception May 25, 2005 to June 30, 2006

Accounting and audit	(i)	$ 11,470	$ -	$ 11,470
Bank charges		206	-	206
Consulting	(ii)	4,800	-	4,800
Exploration costs	(iii)	7,518	-	7,518
Filing fees	(iv)	612	-	612
Incorporation costs	(v)	341	500	841
Legal	(vi)	2,500		2,500
Management fees	(vii)	18,000	-	18,000
Office	(viii)	1,730	-	1,730
Rent	(ix)	1,200	-	1,200
Telephone	(x)	979	-	979
Travel and entertainment	(xi)	1,784	-	1,784

Total		$ 51,140	$ 500	$51,640

(i) Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the consolidated financial statements for the seven months ended January 31, 2006, the nine months ended March 31, 2006 and for the fiscal year ended June 30, 2006 and the subsequent review and examination of these statements by our independent accountants.

(ii) Consulting

Costs associated with the preparation of various corporate records and the preparation of the Form SB-2.

(iii) Exploration costs

Represent to cost of the purchase of the Grosvenor Claims for the sum of $3,572, the purchase of a Free Miners License at a price of $446 and payment for the Stephenson Report in the amount of $3,500

(iv) Filing fees

We paid the State of Nevada $125 for filing of the annual directors and officers form and $200 to file certain documents, Empire Stock Transfer $100 to act as registered agent and $187 for obtaining a CUSIP number.

(v) Incorporation costs

We treat incorporation costs both for the parent and the subsidiary as a period cost and therefore it has been written off in the period incurred.

(vi) Legal Fees

Legal fees were paid to Conrad C. Lysiak, Attorney At Law, in connection with thel egal opinion furnished to us in connection with our Form SB-2.

(vii) Management fees

Management fees are paid monthly starting January 1, 2006 for their services as follows:

Alexander Ibsen	$ 6,000
Patrick Grant	12,000
$ 18,000

(viii) Office

Office expenses during the last year were mainly for courier, postage, office supplies, etc.

(ix) Rent

We do not have an office but have arranged to use Alexander Ibsen’s office in his personal residence until such time as it become advantageous to rent our own office space. In consideration for the use of his office, we have agreed to pay him $200 per month.

(x) Telephone

Similar to rent noted above, we have agreed to pay Alexander Ibsen $100 per month for the use of his office telephone number in his house. In addition to the above charge, we incurred $379 for long distant telephone calls.

(xi) Travel and entertainment

Travel and entertainment includes ferry costs for Patrick Grant to meet with Alexander Ibsen in Vancouver on a monthly basis. Certain gasoline charges by Alexander Ibsen for communicating with future investors and in obtaining signed subscription agreements have been included herein. The balance of the expense relates to restaurant and other charges incurred in meeting with shareholders.

Balance Sheets

Total cash and cash equivalents, as at June 30, 2006 and June 30, 2005 were respectively, $18,813 and $Nil. Our working capital as at June 30, 2006 and June 30, 2005 were $4,810 and $(500) respectively.

The increase in our working capital between June 30, 2005 and June 30, 2006 was attributable to the completion of an initial seed capital offering on January 25, 2006 which raised $4,000 and a private placement on January 31, 2006 which raised a further $52,450. No revenue was generated during these periods.

Total shareholders’ equity as at June 30, 2006 was $4,810 versus a shareholders deficiency of $500 as at June 30, 2005. Total shares outstanding as at June 30, 2006 was 5,049,000; and as at June 30, 2005 was nil

As of August 25, 2006 share capital outstanding was 5,049,000 common shares.

FINANCIAL STATEMENTS

The financial statements attached to this Form 10-KSB for the year ended June 30, 2006 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended June 30, 2006, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Grosvenor’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report on Form 10-KSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Grosvenor’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls

There were no changes in Grosvenor’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 111

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age
Alexander Ibsen Coquitlam, B.C., Canada,	Chief Executive Officer, President and Director (1)	64

Patrick Grant Nanaimo, B. C. Canada	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	56

(1)	Alexander Ibsen was appointed a director on June 3, 2005, President on January 10, 2006 and the Chief Executive Officer on January 12, 2006.

(2)	Patrick Grant became a director on January 5, 2006 and was appointed Secretary Treasurer on January 10, 2006 and Chief Financial Officer and Chief Accounting Officer on January 12, 2006.

The percentage of common shares beneficially owned, directly or indirectly, or over which control or direction are exercised by the directors and officers of our Company, collectively, is approximately 79% of the total issued and outstanding shares.

None of our directors or officers has professional or technical accreditation in the mining business.

 Background of officers and directors

ALEXANDER IBSEN has been the President and Director of the Company since January 2006. Following high school graduation in 1965, Mr. Ibsen spent his career in the food brokerage industry beginning in sales and rising to executive positions with a number of national food brokerage companies, the last being Sonoco Flexible Packaging Corp., who he joined in 1991. Since retiring from Sonoco 2001 Mr. Ibsen has worked as a self-employed contractor in the food industry

PATRICK GRANT has been Secretary Treasurer of our company since January 2006. Mr. Grant received a Bachelor of Commerce degree from the University of British Columbia in 1974 and a Bachelor of Laws from UBC in 1975. He was called to the bar in British Columbia in 1976. He spent his career with the firm of Clark, Wilson, Barristers and Solicitors, in Vancouver, B.C., as an associate lawyer from 1976 to 1980 and thereafter as a partner, until his retirement in 1993. Mr. Grant’s law practice was focused in the area of corporate and securities law. After leaving private practice he established a corporate finance consulting firm. In 1998 he and a partner took control of a long distance reseller eventually selling the assets to a large telecom company in 2000. In 2000 Mr. Grant resumed corporate finance consulting. Since January 2002 Mr. Grant has been a principal of Direct Investment Services, a firm offering funding and corporate finance services to select emerging growth companies. From January 2002 to April 2005 Mr. Grant was also an NASD ‘Registered Representative’.

None of our officers and directors work full time for our company. Alexander Ibsen spends approximately 15 hours a month on administrative and accounting matters. It is anticipated Al will spend more time on Grosvenor’s businesses, approximately 25 hours a month, during the next year as and when Grosvenor becomes more active in our exploration activities. As Secretary Treasurer, Patrick Grant spends approximately 40 hours per month on corporate matters. With recent preparation of an offering memorandum, this Registration Statement and because the Company intends to seek a quotation on the OTCBB in the near future Patrick’s time on Company affairs is expected to continue at this pace for the foreseeable future.

Our Directors and Officers are not directors of another company registered under the Securities and Exchange Act of 1934.

Board of Directors

There were no meetings of the Board of Directors from inception to January 31, 2006. Since January 31, 2006 our Board has held three meetings and our Audit Committee held two meetings.

Below is a description of the Audit Committee of the Board of Directors. The Board has determined that each member of the Audit Committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of Alexander Ibsen, our President, and Patrick Grant our Secretary Treasurer. Neither Mr. Ibsen nor Mr. Grant can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B. The Company does not presently have, among its officers and directors, a person meeting these qualifications. However Mr. Ibsen, Chairman of the Audit Committee, has engaged the services of an independent Chartered Accountant, a person who meets the qualification of “audit committee financial expert”, to provide advice to the Audit Committee as and when the committee meets to review the Company’s financial statements

Apart from the Audit Committee, the Company has no other Board committees.

Conflicts of Interest

While none of our officers and directors is a director or officer of any other company involved in the mining industry there can be no assurance such involvement will not occur in the future. Such involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to Grosvenor and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, on March 5, 2004, a Code of Business Conduct and Ethics. Grosvenor’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Grosvenor and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles, conflicts of interest, special ethical obligations for employees with financial reporting responsibilities, insider trading rules, reporting of any unlawful or unethical conduct, political contributions and other relevant issues.

Significant Employees

We have no paid employees as such. Our Officers and Directors fulfill many of the functions that would otherwise require Grosvenor to hire employees or outside consultants. The Company pays its President Alexander Ibsen and its Secretary Treasurer, respectively, $1,000 and $2,000 per month in management fees for such advisory services including administrative/planning, financial, capital raising and other matters.

We will have to engage the services of certain consultants to assist in the exploration of the Grosvenor Claims. In particular we will engage a professional geologist on a consulting basis, together with an assistant(s) such geologist will responsible for hiring and supervising, to conduct the Phase I exploration work to undertaken on the Grosvenor Claims this summer. These individuals will be responsible for the completion of the geological work on our claim and, therefore, will be an integral part of our operations although they will not be considered employees either on a full time or part time basis. This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required. We have not identified any individual who would work as a consultant for us.

Family Relationships

Our President and CEO and our Secretary Treasurer and CFO are unrelated.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past five years, none of our directors or executive officers:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice; or

(iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

EXECUTIVE COMPENSATION
Compensation to our directors and officers was paid as follows:
Summary Compensation Table

Long Term Compensation

Annual Compensation	Awards	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Princi- pal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compen- sation ($)

Alexander Ibsen Chief Executive Officer, President and Director	2005 2006	-0- -0-	-0- 6,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Patrick Grant Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer and Director	2005- 2006	-0- -0-	-0- 12,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Our President receives, monthly, the sum of $1,300 made up of management fees of $1,000, a rent allowance of $200 (for providing an office for the Company) and a further $100 for providing a telephone for the Company. Our Secretary Treasurer receives $2,000 per month in management fees.

Activities of our Directors since Inception

Our President Alexander Ibsen incorporated our company, subscribed for shares to provide initial working capital, and identified the Grosvenor Claims, arranged for their staking, commissioned a geological report on the Grosvenor Claims obtaining the assistance of professionals as needed. He identified investors to participate in the private placement closed on January 31, 2006, assisted in the preparation of this registration statement and all other matters normally performed by an executive officer.

Our Secretary Treasurer Patrick Grant has also assisted in identifying investors to participate in the private placement closed on January 31, 2006 and was instrumental in preparation of the Offering Memorandum used in connection with the private placement. Mr. Grant arranged for the incorporation of our subsidiary, Grosvenor Canada, and obtained a Free Miner’s Certificate (required by the Province of British Columbia as a prerequisite to taking title to mineral claims in the province) for Grosvenor Canada, Mr. Grant has coordinated preparation of this registration statement and has principal responsibility for preparation of our periodic reports.

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors other than the money payment to them as more fully described elsewhere in this Form 10K-SB.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees. We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Grosvenor, with respect to any person named in Summary of Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Grosvenor or its subsidiary, or any change in control of Grosvenor, or a change in the person’s responsibilities following a change in control of Grosvenor.

Compliance with Section 16 (a) of the Exchange Act

Grosvenor knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of Grosvenor’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a). Only Alexander Ibsen has filed a Form 3 with the SEC during the period under review.

The following table sets forth as at June 30, 2006, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.
Name of Director and Officer	Form filed	Date of Filing

Alexander Ibsen	3	August 23, 2006

Patrick N. Grant	-	-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as at August 25, 2006, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Alexander Ibsen 1533 Eagle Mountain Drive, Coquitlam, B. C., Canada, V3E 2Z3	2,500,000	49.51%
Common Stock	Patrick Grant 201 Stewart Avenue, Nanaimo, B.C., Canada, V9S 4C2	1,500,000	29.71%
Common Stock	Directors and Officers as a Group	4,000,000	79.22%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

We do not know of any other shareholder who has more than 5 percent of the issued shares.

The number of shares under Rule 144 is 4,000,000.

Our two largest shareholders, Alexander Ibsen and Patrick N. Grant, own, collectively, 4,000,000 issued and outstanding shares of our common stock. These shares are “restricted shares” as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

There are no voting trusts or similar arrangements known to us whereby voting power is held by another party not named herein. We know of no trusts, proxies, power of attorney, pooling arrangements, direct or indirect, or any other contract arrangement or device with the purpose or effect of divesting such person or persons of beneficial ownership of our common shares or preventing the vesting of such beneficial ownership.

Description of Our Securities

We have only common shares authorized and there are no preferred shares or other forms of shares. Our authorized common stock consists of 200,000,000 shares of common stock, par value $0.001 per share. The holders of our common stock:

-	have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by our Board of Directors;

-	are entitled to share ratably in all of the assets of Grosvenor available for distribution upon winding up of the affairs of Grosvenor; and

-	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

-	are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.

The shares of common stock do not have any of the following rights:

- preference as to dividends or interest;

- preemptive rights to purchase in new issues of shares;

- preference upon liquidation; or

- any other special rights or preferences.

All our shares of commons stock now issued and outstanding are fully paid and non-assessable.

Convertible Securities

The shares are not convertible into any other securities.

Non-Cumulative Voting.

The holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our directors. Our directors and officers have 79.22 percent of the shares outstanding making it impossible for any shareholder or group of shareholders to accumulate sufficient votes of shares from other shareholders to change our directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Grosvenor, or any currently proposed transactions, or series of similar transactions, to which Grosvenor was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by Grosvenor to own of record or beneficially more than 5% of any class of Grosvenor’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of Morlock, or any currently proposed transactions, or series of similar transactions, to which Grosvenor was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to Grosvenor to own of record or beneficially more than 5% of the common shares of Grosvenor’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

Grosvenor does not have promoters and has no transactions with any promoters.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements. The following financial statements are included in this report:

(a) (2) Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3	Corporate Charter (incorporated by reference from Grosvenor’s Registration Statement on Form SB-2 filed on March 24, 2006, Registration No. 333-132681)

3 (i) Articles of Incorporation (incorporated by reference from Grosvenor’s Registration Statement on Form SB-2 filed on March 24, 2006, Registration No. 333-132681)

3 (ii) By-laws (incorporated by reference from Grosvenor’s Registration Statement on Form SB-2 filed on March 24, 2006, Registration No. 333-132681)

4	Stock Specimen (incorporated by reference from Grosvenor’s Registration Statement on Form SB-2 filed on March 24, 2006, Registration No. 333-132681)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Grosvenor’s Registration Statement on Form SB-2 filed on March 24, 2006 Registration No. 333-132681)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended June 30, 2006 for professional services for the audit of Grosvenor interim as of January 31, 2006 and March 31, 2006 annual financial statements as at June 30, 2006 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows: $2,000 for January 31, 2006, $495 for March 31, 2006 and $2,500 for June 30, 2006.

(2) Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Grosvenor’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in June 30, 2006 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4) All Other Fees

During the period from inceptions to June 30, 2006 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Grosvenor to make any pre-approval policies meaningful. Once Grosvenor has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6) Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Grosvenor’s internal accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROSVENOR EXPLORATIONS INC.
(Registrant)

August 25, 2006

By: ALEXANDER IBSEN
Alexander Ibsen
Chief Executive Officer,
President and Director

By: PATRICK N. GRANT
Patrick N. Grant
Chief Accounting Officer,
Chief Financial Officer and Director

MADSEN & ASSOCIATES, CPA’s INC. Certified Public Accountants and Business Consultants Board	684 East Vine Street, #3 Murray, Utah, 84107 Telephone 801-268-2632

Board of Directors
Grosvenor Explorations Inc. and Subsidiary
Vancouver B.C., Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

We have audited the accompanying consolidated balance sheet of Grovenor Explorations Inc. and Subsidiary (pre-exploration stage company) at June 30, 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended June 30, 2006 and for the one month ended June 30, 2005, and the period from May 25, 2005 (date of inception) to June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grosvenor Explorations Inc. and Subsidiary at June 30, 2006, and the results of operations and cash flows for the year ended June 30, 2006, and the one month ended June 30, 2005, and the period from May 25, 2005 (date of inception) to June 30, 2006, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah      MADSEN & ASSOCIATES CPA’s INC.
August 25, 2006

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
June 30, 2006

June 30, 2006
ASSETS

CURRENT ASSETS

Cash	$ 18,813

Total Current Assets	$ 18,813

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 6,000
Accounts payable - related parties	8,003

Total Current Liabilities	14,003

STOCKHOLDERS’ EQUITY

Common stock
75,000,000 shares authorized, at $0.001 par value;
5,049,000 shares issued and outstanding	5,049
Capital in excess of par value	51,401
Deficit accumulated during the pre-exploration stage	(51,640)

Total Stockholders’ Equity	4,810

$ 18,813

The accompanying notes are an integral part of these financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended June 30, 2006 and the one month ended June 30, 2005 and for the period from May 25, 2005 (date of inception) to June 30, 2006

	June 30, 2006	June 30, 2005	May 25, 2005 to June 30, 2006

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration costs	7,518	-	7,518
Administrative	43,622	500	44,122

NET LOSS FROM OPERATIONS	$ (51,140)	$(500)	$(51,640)

NET LOSS PER COMMON SHARE

Basic and diluted	$0.01	$ -

AVERAGE OUTSTANDING SHARES

Basic	4,433,970	1,666,667

The accompanying notes are an integral part of these financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(Pre-Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period  May 25, 2005 (date of inception) to June 30, 2006

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance May 25, 2005	-	$ -	$ -	$ -

Net operating loss for the one month ended June 30, 2005	-	-	-	(500)

Issuance of common shares for cash at $0.001 - January, 2006	4,000,000	4,000	-	-

Issuance of common shares for cash at $0.05 - January, 2006	1,049,000	1,049	51,401	-

Net operating loss for the year ended June 30, 2006	-	-	-	(51,140)

Balance as at June 30, 2006	5,049,000	$ 5,049	$ 51,401	$ (51,640)

The accompanying notes are an integral part of these financial statements

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended June 30, 2006 and the one month ended June 30, 2005 and for the period from May 25, 2005 (date of inception) to June 30, 2006

	June 30, 2006	June 30, 2005	May 25, 2005 to June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(51,140)	$(500)	$ (51,640)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	5,500	500	6,000

Net Cash Provided (Used) in Operations	(45,640)	( -)	(45,640)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	8,003		8,003
Proceeds from issuance of common stock	56,450	-	56,450
	64,453	-	64,453

Net Increase (Decrease) in Cash	18,813	-	18,813

Cash at Beginning of Year	-	-	-

CASH AT END OF YEAR	$ 18,813	$ -	$18,813

The accompanying notes are an integral part of these financial statements

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

1. ORGANIZATION

The Company, Grosvenor Explorations Inc. (formerly Grosvenor Explorations Ltd.), was incorporated under the laws of the State of Nevada on May 25, 2005 with the authorized capital stock of 75,000,000 shares at $0.001 par value. The Company organized its wholly owned subsidiary, Grovensor Explorations Ltd., which was incorporated in British Columbia on October 19, 2005.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

The Company and its subsidiary has elected June 30 as its fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Grosvenor Explorations Inc (parent) and its subsidiary from their inception. All significant intercompany accounts and balances have been eliminated in consolidation.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2006, the Company had a net operating loss carry forward of $51,640 for income tax purposes. The tax benefit of approximately $15,500 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized. The functional currency is considered to be US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Financial Instruments

The carrying value of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair value.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. AQUISITION OF MINERAL CLAIM

The Company acquired three mineral claims, known as the Crome-Vandium 1, 2, and 3, situated in British Columbia, with an expiration date of January 5, 2007. The claims may be extended yearly by the payment of $5,646 Cdn or the completion of work on the property of $5,646 Cdn. plus a filing fee. On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 79% of the common stock issued and have made no interest, demand loans to the Company of $8,003.

Officers-directors are compensated for their services in the amount of a total $3,000 per month starting January 1, 2006.

5. CAPITAL STOCK

During January 2006, the Company completed a private placement of 4,000,000 common shares for $4,000 to its directors and a private placement of 1,049,000 common shares for $52,450.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

6. GOING CONCERN

The Company intends to seek business opportunities that will provide a profit. However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.