Form 10KSB/A
period 2006-06-30
Grosvenor Explorations Inc.
filed 2006-10-23
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended June 30, 2006

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

(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Grosvenor Explorations Inc. knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [X]     No [ ]

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

Several small lenses of chromite, ranging from dimensions of 9 feet by 13 inches to 6 inches by 2 inches, occur in serpentinized dunite that strikes north 25degrees west.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROSVENOR EXPLORATIONS INC.
(Registrant)

By: ALEXANDER IBSEN
Alexander Ibsen
Chief Executive Officer,
President and Director

October 20, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

By: ALEXANDER IBSEN
Alexander Ibsen
Chief Executive Officer,
President and Director

October 20, 2006

By: PATRICK N. GRANT
Patrick N. Grant
Chief Accounting Officer,
Chief Financial Officer and Director

October 20, 2006

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