Form 10QSB
period 2006-09-30
Grosvenor Explorations Inc.
filed 2006-10-23
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the three months ended September 30, 2006

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-132681

GROSVENOR EXPLORATIONS INC.
(Exact name of Company as specified in charter)

Nevada	98-0486676
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

1533 Eagle Mountain Drive
Coquitlam, British Columbia, Canada	V3E ZS3
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 1-604-328-2908

N/A
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act )     Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: October 23, 2006: 5,049,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

		Page
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheet as at September 30, 2006 with comparative figures as at June 30, 2006	4

	Consolidated Statement of Operations For the three months ended September 30, 2006 and for the period May 25, 2005 (Date of Inception) to September 30, 2006	5

	Consolidated Statement of Cash Flows For the three months ended September, 2006 and for the period May 25, 2005 (Date of Inception) to September 30, 2006	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	23

ITEM 3.	Controls and Procedures	23

PART 11.	OTHER INFORMATION	23

ITEM 1.	Legal Proceedings	23

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits and Reports on Form 8-K	24

	SIGNATURES.	25

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying consolidated balance sheet of Grosvenor Explorations, Inc. and subsidiary (a pre-exploration stage company) at September, 30 2006 and the consolidated statement of operations and consolidated statement of cash flow for the three months ended September 30, 2006 and for the period from May 25, 2005 (date of incorporation) to September 30, 2006 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2006, are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

(Unaudited - Prepared by Management)

	September 30, 2006	June 30, 2006
ASSETS

CURRENT ASSETS

Cash	$ 130	$ 18,813

Total Current Assets	$ 130	$ 18,813

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

CURRENT LIABILITIES

Accounts payable	$ 1,795	$ 6,000
Accounts payable - related parties	18,893	8,003

Total Current Liabilities	20,688	14,003

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Common stock
75,000,000 shares authorized, at $0.001 par value;
5,049,000 shares issued and outstanding	5,049	5,049
Capital in excess of par value	51,401	51,401
Deficit accumulated during the pre-exploration stage	(77,008)	(51,640)

Total Stockholders’ (Deficiency) Equity	(20,558)	4,810

	$ 130	$ 18,813

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2006 and 2005 and for the period from May 25, 2005 (date of inception) to September 30, 2006
(Unaudited - Prepared by Management)

	Three months ended September 30, 2006	Three months ended September 30, 2005	May 25, 2005 to September 30, 2006

REVENUES	$ -	$ -	$ -

EXPENSES:
Accounting and audit	3,545	-	15,015
Bank charges	28	-	234
Consulting	-	-	4,800
Exploration expenses	-	-	7,518
Filing fees	-	200	612
Incorporation costs	-	-	341
Legal	2,500	-	5,000
Management fees	9,000	-	27,000
Office	3,214	-	4,944
Rent	600	-	1,800
Telephone	300	-	1,279
Transfer agent’s fees	1,125	500	1,625
Travel and entertainment	5,056	-	6,840
	25,368	700	77,008

NET LOSS FROM OPERATIONS	$ (25,368)	$(700)	$(77,008)

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00	$ 0.00

AVERAGE OUTSTANDING SHARES

Basic	5,049,000	4,000,000

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended September 30, 2006 and 2005 and for the period from May 25, 2005 (date of inception) to September 30, 2006

(Unaudited - Prepared by Management)

	Three months ended Sept. 30, 2006	Three months ended Sept 30, 2005	May 25, 2005 (date of inception) to September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(25,368)	$(700)	$ (77,008)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	(4,205)	700	1,795

Net Cash Provided (Used) in Operations	(29,573)	( -)	(75,213)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	10,890		18,893
Proceeds from issuance of common stock	-	-	56,450
	10,890	-	75,343

Net (Decrease) Increase in Cash	(18,683)	-	130

Cash at Beginning of Period	18,813	-	-

CASH AT END OF PERIOD	$ 130	$ -	$ 130

The accompanying notes are an integral part of these unaudited financial statements

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

(Unaudited - Prepared by Management)

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

The Company and its subsidiary elected June 30 as its fiscal year.

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

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited - Prepared by Management)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

On September 30, 2006, the Company had a net operating loss carry forward of $77,008 for income tax purposes. The tax benefit of approximately $23,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.

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

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited - Prepared by Management)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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
September 30, 2006
(Unaudited - Prepared by Management)

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 79% of the common stock issued and have made no interest, demand loans to the Company of $18,893.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Grosvenor Explorations, Inc. (“Grosvenor”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Grosvenor’s activities primarily consist of exploration work on the Chrome-Vanadium 1, 2 and 3. Presently, Grosvenor has engaged the services of a mineral geologist to undertake exploration program on its claims in order to determine a suitable exploration program for the spring.

Now that Grosvenor’s Form SB-2 is effective it is responsible for filing various Form 10-KSBs and 10-QSBs with the United States Securities and Exchange Commission (the “SEC”) as required. The shareholders may read and copy any material filed by Grosvenor with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Grosvenor has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov. Grosvenor has no website at this time.

Forward Looking Statements

In addition to the other information contained in this Form 10-QSB, it contains forward-looking statements which involve risk and uncertainties. When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position. Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control. Any reader should review in detail this entire Form 10-QSB including financial statements, attachments and risk factors before considering an investment.

LIQUIDITY AND CAPITAL RESOURCES

Grosvenor has not made any revenue since its inception on May 25, 2005 and has accumulated losses as at September 30, 2006 of $77,008. Basically, Grosvenor has no assets other than cash since the cost and exploration of the Chrome Vanadium are treated as a period expense and written off as incurred. Only when Grosvenor makes a decision to develop its claims due to having identified an ore body of significant value will future expenses be capitalized on the balance sheet. This might be a number of years into the future.

Grosvenor has raised money in the past from its shareholders through the sale of shares but recently has had to rely upon advances from its directors. The directors are prepared to advance money to it for the immediate future so that it does not have to rely on its creditors to carry its operations. Grosvenor’s directors have advanced $18,892 as at September 30, 2006 and Al Ibsen, our President, has, in October, advanced a further $20,000 to it in order to finance the current exploration program on its mineral claims and meet financial obligations as they come due.

The current exploration program will maintain the Chrome Vanadium claims in good standing for at least two to three years. Therefore, money will be required to pay the auditors, accountant, transfer agent, Secretary of State of Nevada and various office expenses. Eventually Grosvenor and its directors will decide whether they wish to issue shares to the public but at this time no decision has been made whether they want to do this and at what price would be acceptable to the investing public.

As of September 30, 2006, Grosvenor’s total assets comprised only cash in the amount of $130 and its total liabilities were $20,688 including $18,893 to related parties. As mentioned above, under general accepted accounting principles the cost of acquiring Grosvenor’s mineral claim, geological reports and any subsequent work performed on the claims is expense in the period incurred and not capitalized on the balance sheet until such time as Grosvenor has found a commercially viable ore reserve and a production decision is made. Therefore, Grosvenor’s major asset, being the Chrome-Vanadium claims, are not disclosed on the balance sheet.

Including the cost of completing our current exploration program on the Chrome-Vanadium 1, 2 and 3, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 7,500
Bank charges		100
Edgar filing fees	(ii)	1,100
Exploration costs	(iii)	5,500
Filing fees - Nevada; Sec of State	(iv)	225
Management fees	(v)	36,000
Office and general expenses	(vi)	500
Rent	(vii)	3,600
Transfer agent fees	(viii)	500
Estimated expenses for the next twelve months		55,025
Account payable - unrelated parties only as at September 30, 2006		1,795
Cash requirement before following deductions		56,820
Deduct: Bank as at September 30, 2006		(130)
Monies contributed by Al Ibsen after Sept. 30, 2006		(20,000)
Cash requirements over the next twelve months		$ 36,690

(i) Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10K-SBs and 10Q-SBs as follows:

Period	Form	Accountant	Auditor	Amount

December 31, 2006	10Q-SB	750	500	1,250
March 31, 2007	10Q-SB	750	500	1,250
June 30, 2007	10K-SB	1,250	2,500	3,750
September 30, 2007	10Q-SB	750	500	1,250
Estimated total		$ 3,500	$ 4,000	$ 7,500

(ii) Edgar filing fees

We will be required to file the annual Form 10K-SB estimated at $350 and the three Form 10Q-SBs at $250 each for a total cost of $1,100.

(iii) Exploration costs

Grosvenor has paid a mineral geologist $5,500 to perform exploration work on the Chrome-Vanadium claims prior the to the winter snow falling on the ground. This expenditure is less than recommended in the Stephenson Report mentioned below but sufficient to obtain additional information on the claims. The exploration work will allow Grosvenor to evaluate the results and determine the exploration program for the spring or summer of 2007.

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

Since Grosvenor’s cash reserves have been depleted, its President has contributed $20,000 to meet on-going operations over the next year and to undertake the current exploration program on its claims. Management has agreed not to charge interest on the monies advanced by them to the Company and not to demand repayment in the near future unless the Company has adequate funds on hand.

Accordingly, the “non-elective” budgeted expenditures detailed above exclude the ‘related party accounts payable’ of $18,893 due to the directors as at September 30, 2006.

Business Development

Grosvenor’s office is located in the private resident of its President, Al Ibsen at 1533 Eagle Mountain Drive, Coquitlam, B.C., Canada. Grosvenor, and its wholly-owned subsidiary, has not been a party to any bankruptcy, receivership or similar proceedings since its inception. Grosvenor has not been involved in any reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Grosvenor is considered to be in the pre-exploration stage (being engaged in the search of mineral deposits (reserves) and is not considered to be in the development or production stage) without any assurance that a commercially viable mineral deposit, a reserve, exists on the Chrome-Vanadium claims until appropriate exploration work is done and a comprehensive study based upon such work concludes legal and economic feasibility. A reserve is, defined as by Industry Guide 7, that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of “ore” (a natural occurrence of one or more minerals that may be mined and sold at a profit or from which some part may be profitably separated) when dealing with metalliferous minerals (metal bearing ore). Reserves are either “proven” or “probable” and are defined as follows:

Proven (Measured) Reserves: Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves is well-established.

Probable (Indicated) Reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used in proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

There is no assurance a commercially viable mineral deposit exists on the Chrome-Vanadium claims. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined for these claims. Grosvenor’s ability to emerge from the exploration stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee Grosvenor will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds will be required to complete the acquisition or participation, and Grosvenor may not be able to obtain such financing on terms which are satisfactory to it. There is substantial doubt regarding Grosvenor's ability to continue as a going concern. Grosvenor’s plans for its continuation as a going concern include financing its operations through sales of its common stock. If Grosvenor is not successful with its plans, its shareholders and any future investors could then lose all or a substantial portion of their investment.

Grosvenor has the rights to the minerals on the Chrome-Vanadium claims but does not have the rights to any placer minerals (being minerals contained in the overburden which is above the hard rock) or to coal. Only if Grosvenor discovered gold in the placer it will consider staking the claims for placer. So far, Grosvenor will concentrate its efforts in identifying any mineralization on its claims.

Other mineral properties

Presently, Grosvenor wants to concentrate its efforts on the Chrome-Vanadium claims to determine what mineralization exists thereon. The present work program will take samples from various old trenches on the claims and will be assayed to determine the mineral content of the samples.

Grosvenor’s Principal Product or Services

The principal product is minerals; either precious or commercial. To date Grosvenor has not done sufficient work to determine what mineralization it will find.

Grosvenor Claims

Grosvenor Explorations Ltd., the wholly-owned subsidiary, is the registered and beneficial owner of a 100% interest in the Chrome-
Vanadium claims, located in British Columbia, Canada.

Beneficial ownership of these claims confers the rights to the minerals on the claims except for ‘placer minerals’ (being minerals found in loose gravel or sand and typically located in creeks, steams or rivers) or coal. We do not own the land itself since it is held in the name of the “Crown”, i.e. the Province of British Columbia. We do not have the right to harvest any timber on the Chrome-Vanadium claims.

The claim name, tenure number, expiry date, map sheet reference number and recorded owner of the Chrome-Vanadium claims are as follows:

Claim Name	Tenure Record Number	Expiry Date	Map Sheet	Owner
Chrome-Vanadium 1	524746	Jan /05/2007	MO82L	Grosvenor ExplorationsLtd.
Chrome-Vanadium 2	524748	Jan /05/2007	MO82L	Grosvenor ExplorationsLtd.
Chrome-Vanadium 3	524753	Jan /05/2007	MO82E	Grosvenor ExplorationsLtd.

The Chrome-Vanadium claims cover an area of approximately 1,411.54 hectares (approximately 3,488 acres).

To keep the claims in good standing, such that they do not expire on the date indicated in the preceding table, Grosvenor has engaged a mineral geologist to explore the claims in November to determine what, if any, mineralization are on the claims and to structure a program, based on the program recommended by Laurence Stephenson, Professional Geologist.

The Chrome-Vanadium claims were selected for acquisition due to previously recorded exploration work and because the claims are not located in an environmentally sensitive region.

Additional information regarding the Chrome-Vanadium claims can be found at the British Columbia government website located at http://www.mtonline.gov.bc.ca/.

Location and Access

The Chrome-Vanadium claims are located approximately 27 kilometers (18 miles) west of Kelowna, British Columbia, a town of approximately 150,000. The area covered by the claims is an active logging region with plenty of heavy equipment and operators available for hire. Kelowna and, another nearby town, Vernon, provides all necessary amenities and supplies including, fuel, helicopter services, hardware, drilling companies and assay services. Access to our claims is via paved road northerly from Kelowna followed by good gravel logging road to the claims. There are numerous logging roads and trails throughout the area covered by the claims. No water is required for the purposes of our planned exploration work. Any water that might be required in the forseable future is available from steams and ponds on the on the Chrome-Vanadium claims. No electrical power is required at this stage of exploration. Any electrical power that might be required in the foreseeable future could be supplied by gas powered portable generators.

The topography and relief of the Chrome-Vanadium claims is fairly rugged with elevations on the main area of interest range from 5,000 to 5,200 feet. While the relief of the surrounding country is not great, peaks and ridges rising 500 feet or more above creek beds give the terrain a rugged aspect. Flat elongate swamps border the small rounded lakes and interconnecting streams and the area is covered by moderate to heavy growth of small timber. Annual precipitation is moderate. The snow pack remains until late spring due to the altitude.

Property Geology

The region hosting the Chrome-Vanadium claims is underlain by a northerly trending (2 to 4 miles wide) sliver of Chapperon Group metasediments overlain in part by Cache Creek group argillites and intruded by Jurassic grandorites to the west.

Along the northerly grain and trend of the Chapperon rocks are intrusions consisting of chromite-bearing serpentined dunite and other ultrabasic rocks. These intrusions, or belts, maintain a straight strike and apparently steep dip, on either side of the Nicola River. In shape, structure and contact relations this ‘intruded belt’ resembles a broad dyke with occurrences of segregated chromite in a belt of serpentinized peridotite which extends across the Nicola Valley in a general north 25 degrees west direction. The serpentine belt is at least 8 miles in length and has a remarkably uniform strike. A granitic intrusion is in contact with the westerly boundary of the serpentine except at the extreme south end of the belt. Two gabbroic dykes, related to the main granitic intrusion, cut the serpentine in the vicinity of the chromite occurrences suggesting a genetic relationship

This serpentined chrome bearing dyke, which dominates the Chrome-Vanadium geology, appears to lie parallel to the lithologic banding and foliation of the up ended, dipping near vertically, Chapperon metamorphics. The main chromite occurrences are a few small lenses, the largest several feet in length, and some sparse and erratic disseminations of chromite. Elsewhere, small nodules of chromite were discovered in several widely scattered localities but disseminated mineralization was not observed.

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

Deposits of massive chromite occur as pods or layers within ophiolitic ultramaphic rock.deposits. On the Chrome-Vanadium claims a chromite ridge of serpentined peridotite pyroxenite, called Old Dave ultrabasic, has intruded Chapperon metamorphic rocks between banding and foliation. Younger granitic intrusives cut the Chapperon - Old Dave assemblage. The main serpentine belt is approximately 3 miles in length and has an average width of about 1,000 feet.
On the Chrome-Vanadium claims chromite , in forms varying from dissemination of individual grains to “blobs” and lenticles to massive high grade lenses containing bean or “leopard” chrome, have been identified. Certain thicker sections of the dykes could have denser and more voluminous segregations of chromite.

Previous Exploration

Chromite discovery in the area now covered by the Chrome-Vanadium Claims was first described in 1932, in detail in 1941 and by documenting the presence of sub-parallel ultramafic dykes in 1959. The first recorded exploration work on the area covered by the Chromite Claims occurred in 1932. Records show that, at some point between 1932 and 1941, hand trenches and test pits were dug and blasted in a small area around the main pit. As noted above, a small amount of high- grade chromite ore was dug out in this period.

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

We have not yet undertaken any work on the Chrome-Vanadium claims but will be doing exploration work in October 2006.

Proposed Exploration Work - Plan of Operation

Mr. Laurence Stephenson, P. Eng., authored the "Geology Report on Chrome Claim” dated February, 2006 (the “Stephenson Report”), in which he recommended a phased exploration program to properly evaluate the potential of the claims. Grosvenor must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Chrome-Vanadium claims, in the manner recommended in the Stephenson Report, to determine the potential for discovering commercially exploitable deposits of chromite.

Grosvenor does not have any ores or reserves whatsoever at this time on its claims. Its planned Phase I work is exploratory in nature.

Mr. Stephenson is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of British Columbia and the Association of Professional Engineers of Ontario. He is a graduate of the Carleton University, Ottawa Ontario, Bachelor of Science (1975), and of York University, Toronto, with a Masters of Business Administration (1985). Mr. Stephenson has practiced his profession for over 33 years. He visited the Chrome-Vanadium claims in June 2005 and our mineral exploration geologist undertaking our current exploration programs has visited the claims many times over the past years.

The Stephenson Report concludes that a chromite ridge, some 3 miles in length and with an average width of approximately 1,000 feet, runs through the Chrome-Vanadium claims. Past geochemical sampling (conducted by a prior owner of the claim area in the 1970’s) has proven successful in delineating known mineralized areas. Stephenson concludes that prospecting of the northern half of the main belt and other serpentine intrusions should be carried out.

The Stephenson Report recommends a three-phase exploration program to properly evaluate the potential of the claims. Grosvenor anticipate, based on the budgets set forth in the Stephenson Report, that Phase I work will cost $8,929 and Phase II work a further $13,923 for a total cost of $22,322. Assuming the results of the Phase I & II work indicate further exploration of the Chrome-Vanadium claims are warranted Grosvenor would undertake a Phase III drilling program at a cost of a further $22,322. The cost estimates for the work programs, detailed below, are based on Mr. Stephenson recommendations and reflect local costs for this type of work. Due to the shortage of time prior to the snow falling on the property, Grosvenor has only allowed $5,500 for exploration work. The balance of Phase I work will be completed in the spring depending upon the results of the exploration program presently being undertaken.

There are no permanent facilities, plants, buildings or equipment on the Chrome-Vanadium claims.

Investment Policies

Grosvenor does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by Grosvenor. Presently Grosvenor does not have any excess funds to invest since its funds are required to meet its current financial commitments.

RISK FACTORS

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

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our sole property, the Chrome-Vanadium claims, do not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

3.	We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to September 30, 2006, the date of our most recent audited financial statements is $77,008. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to locate an economic ore reserve
*	our ability to generate revenues
*	our ability to reduce exploration costs

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

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the Chrome-Vanadium claims, our sole property, does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of British Columbia, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the Chrome-Vanadium claims. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the Chrome-Vanadium claims is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

11. No matter how much money is spent on the Chrome-Vanadium claims, the risk is that we might never identify a commercially viable ore reserve.

No matter how much money is spent over the years on the Chrome-Vanadium claims, we might never be able to find a commercially viable ore reserve. Over the coming years, we could spend a great deal of money on the Chrome-Vanadium claims without finding anything of value. There is a high probability the Chrome-Vanadium claims does not contain any reserves so any funds spent on exploration will probably be lost.

12. Even with positive results during exploration, the Chrome-Vanadium claims might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any minerals that might be found on the Chrome-Vanadium claims is in excess of the selling price of such minerals, we would not be able to develop the Chrome-Vanadium claims. Accordingly even if ore reserves were found on the Chrome-Vanadium claims, without sufficient tonnage we would still not be able to economically extract the minerals from the Chrome-Vanadium claims in which case we would have to abandon the Chrome-Vanadium claims and seek another mineral property to develop, or cease operations altogether.

13. Because we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our property into production and you may lose your investment.

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

14. Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

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

15.	Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

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

16. We anticipate the need to sell additional treasury share in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

17. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Grosvenor’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Grosvenor’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 15(e) and 15d 15(e) at the end of the period covered by this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Grosvenor’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls

There were no changes in Grosvenor’s internal controls or in other factors that could affect Grosvenor’s disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings to which Grosvenor and its wholly owed subsidiary are party or to which the Chrome-Vanadium claims are subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.     UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters during the period have been brought to the attention of our securities holders.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

1.		Certificate of Incorporation, Articles of Incorporation and By-laws

	1.1	Certificate of Incorporation (incorporated by reference from Grosvenor’s Registration Statement on Form SB-2 filed on March 24, 2006)

	1.2	Articles of Incorporation (incorporated by reference from Grosvenor’s Registration Statement on Form SB-2 filed on March 24, 2006)

	1.3	By-laws (incorporated by reference from Grosvenor’s Registration Statement on Form SB-2 filed on March 24, 2006)

99.1		Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Sarbanes-Oxley Act of 2002

99.2		Certification Pursuant to 18 U.S.C. Section 1350 singed by the Chief Executive Officer

99.3		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Sarbanes-Oxley Act of 2002

99.4		Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

(b)		Report on Form 8-K None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROSVENOR EXPLORATIONS, INC.
(Registrant)

ALEXANDER IBSEN
Alexander Ibsen
Chief Executive Officer
President and Director

October 23, 2006

PATRICK GRANT
Patrick Grant
Chief Financial Officer
Chief Accounting Officer

October 23, 2006