Form 10QSB
period 2006-12-31
Grosvenor Explorations Inc.
filed 2007-01-18
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the six months ended December 31, 2006

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-132681

GROSVENOR EXPLORATIONS INC.
(Exact name of Company as specified in charter)

Nevada	98-0486676
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

1533 Eagle Mountain Drive
Coquitlam, British Columbia, Canada	V3E 2Z3
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: January 17, 2007:     5,049,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

		Page
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheet as at December 31, 2006 with comparative figures as at June 30, 2006	4

	Consolidated Statement of Operations For the three and six months ended December 31, 2006 and 2005 and 2005 and for the period May 25, 2005 (Date of Inception) to December 31, 2006	5

	Consolidated Statement of Cash Flows For the three and six months ended December 31, 2006 2005 and for the period May 25, 2005 (Date of Inception) to December 31, 2006	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	22

PART 11.	OTHER INFORMATION	22

ITEM 1.	Legal Proceedings	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	22

ITEM 5.	Other Information	23

ITEM 6.	Exhibits and Reports on Form 8-K	23

	SIGNATURES.	24

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying consolidated balance sheet of Grosvenor Explorations, Inc. and subsidiary (a pre-exploration stage company) at December 31, 2006 and the consolidated statement of operations and consolidated statement of cash flow for the three and six months ended December 31, 2006 and 2005 and for the period from May 25, 2005 (date of incorporation) to December 31, 2006 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2006, are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

(Unaudited - Prepared by Management)

	December 31, 2006	June 30, 2006
ASSETS

CURRENT ASSETS

Cash	$ 281	$ 18,813

Total Current Assets	$ 281	$ 18,813

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

CURRENT LIABILITIES

Accounts payable	$ 2,800	$ 6,000
Accounts payable - related parties	40,709	8,003

Total Current Liabilities	43,509	14,003

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Common stock
75,000,000 shares authorized, at $0.001 par value;
5,049,000 shares issued and outstanding	5,049	5,049
Capital in excess of par value	51,401	51,401
Deficit accumulated during the pre-exploration stage	(99,678)	(51,640)

Total Stockholders’ (Deficiency) Equity	(43,228)	4,810

	$ 281	$ 18,813

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended December 31, 2006 and 2005 and for the period from May 25, 2005 (date of inception) to December 31, 2006
(Unaudited - Prepared by Management)

	Three months ended Dec. 31, 2006	Three months ended Dec. 31, 2005	Six months ended Dec. 31 2006	Six months ended Dec. 31 2005	May 25, 2005 to Dec. 31, 2006

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES:
Accounting and audit	1,500	-	5,045	-	16,515
Bank charges	77	-	105	-	311
Consulting	-	-	-	-	4,800
Exploration expenses	5,500	446	5,500	446	13,018
Filing fees	-	-	-	200	612
Incorporation costs	-	341	-	341	341
Legal	2,580	-	5,080	-	7,580
Management fees	9,000	-	18,000	-	36,000
Office	727	-	3,941	-	5,671
Rent	600	-	1,200	-	2,400
Telephone	300	-	600	-	1,579
Transfer agent’s fees	-	-	1,125	500	1,625
Travel and entertainment	2,386	-	7,442	-	9,226
	22,670	787	48,038	1,487	99,678

NET LOSS FROM OPERATIONS	$ (22,670)	$ (787)	$ (48,038)	$ (1,487)	$(99,678)

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00	$ 0.00	$ 0.01	$ 0.00

AVERAGE OUTSTANDING SHARES

Basic	5,049,000	4,000,000	5,049,000	4,000,000

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended December 31, 2006 and 2005 and for the period from May 25, 2005 (date of inception) to December 31, 2006

(Unaudited - Prepared by Management)

	Six months ended Dec. 31, 2006	Six months ended Dec. 31, 2005	May 25, 2005 (date of inception) to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(48,038)	$(1,487)	$ (99,678)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	(3,200)	1,487	2,800

Net Cash Provided (Used) in Operations	(51,238)	( -)	(96,878)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	32,706		40,709
Proceeds from issuance of common stock	-	-	56,450
	32,706	-	97,159

Net (Decrease) Increase in Cash	(18,532)	-	281

Cash at Beginning of Period	18,813	-	-

CASH AT END OF PERIOD	$ 218	$ -	$ 281

The accompanying notes are an integral part of these unaudited financial statements

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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
December 31, 2006
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

On December 31, 2006, the Company had a net operating loss carry forward of $99,678 for income tax purposes. The tax benefit of approximately $29,900 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.

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
December 31, 2006
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

3. AQUISITION OF MINERAL CLAIM

The Company acquired three mineral claims, known as the Crome-Vandium 1, 2, and 3, situated in British Columbia, with an expiration date of January 5, 2008. The claims may be extended yearly by the payment of $5,646 Cdn or the completion of work on the property of $5,646 Cdn. plus a filing fee. On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited - Prepared by Management)

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 79% of the common stock issued and have made no interest, demand loans to the Company of $40,710.

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

Grosvenor’s activities primarily consist of exploration work on the Chrome-Vanadium 1, 2 and 3. Presently, Grosvenor engaged the services of a mineral expert to undertake exploration program on its claims in order to determine a suitable exploration program for the spring of 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Grosvenor has not made any revenue since its inception on May 25, 2005 and has accumulated losses as at December 31, 2006 of $99,678. Basically, Grosvenor has no assets other than cash since the cost and exploration of the Chrome Vanadium are treated as a period expense and written off as incurred. Only when Grosvenor makes a decision to develop its claims due to having identified an ore body of significant value will future expenses be capitalized on the balance sheet. This might be a number of years into the future.

Grosvenor has raised money in the past from its shareholders through the sale of shares but recently has had to rely upon advances from its directors. The directors are prepared to advance money to it for the immediate future so that it does not have to rely on its creditors to carry its operations. Grosvenor’s directors have advanced $40,709 as at December 31, 2006 and Al Ibsen, our President, has, in January, advanced a further $10,000 to it in order to finance the current expenditures and meet financial obligations as they come due.

The current exploration program hasl maintain the Chrome Vanadium claims in good standing for a further year. Therefore, money will be required to pay the auditors, accountant, transfer agent, Secretary of State of Nevada and various office expenses. Eventually Grosvenor and its directors will decide whether they wish to issue shares to the public but at this time no decision has been made whether they want to do this and at what price would be acceptable to the investing public.

As of December 31, 2006, Grosvenor’s total assets comprised only cash in the amount of $281 and its total liabilities were $43,509 including $40,709 to related parties. As mentioned above, under general accepted accounting principles the cost of acquiring Grosvenor’s mineral claim, geological reports and any subsequent work performed on the claims is expense in the period incurred and not capitalized on the balance sheet until such time as Grosvenor has found a commercially viable ore reserve and a production decision is made. Therefore, Grosvenor’s major asset, being the Chrome-Vanadium claims, are not disclosed on the balance sheet.

Our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 7,500
Bank charges		100
Edgar filing fees	(ii)	1,100
Exploration costs	(iii)	5,500
Filing fees - Nevada; Sec of State	(iv)	225
Management fees	(v)	36,000
Office and general expenses	(vi)	500
Rent	(vii)	3,600
Transfer agent fees	(viii)	500
Estimated expenses for the next twelve months		55,025
Account payable - unrelated parties only as at December 31, 2006		2,800
Cash requirement before following deductions		57,825
Deduct: Bank as at December 31, 2006		(281)
Monies contributed by Al Ibsen after Sept. 30, 2006		(10,000)
Cash requirements over the next twelve months		$ 47,544

(i) Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10K-SBs and 10Q-SBs as follows:

Period	Form	Accountant	Auditor	Amount

March 31, 2007	10Q-SB	750	500	1,250
June 30, 2007	10K-SB	1,250	2,500	3,750
September 30, 2007	10-QSB	750	500	1,250
December 31, 2007	10Q-SB	750	500	1,250
Estimated total		$ 3,500	$ 4,000	$ 7,500

(ii) Edgar filing fees

We will be required to file the annual Form 10K-SB estimated at $350 and the three Form 10Q-SBs at $250 each for a total cost of $1,100.

(iii) Exploration costs

Similar to the present year, Grosvenor will paid a mineral geologist $5,500 to perform exploration work on the Chrome-Vanadium claims prior the to the winter snow falling on the ground in November.

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

Since Grosvenor’s cash reserves have been depleted, its President has contributed an additional $10,000 to meet on-going operations over the next year and to undertake the 2007 exploration program on its claims. Management has agreed not to charge interest on the monies advanced by them to the Company and not to demand repayment in the near future unless the Company has adequate funds on hand,

Accordingly, the “non-elective” budgeted expenditures detailed above exclude the ‘related party accounts payable’ of $40,709 due to the directors as at December 31, 2006.

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

The claim name, tenure number, expiry date, map sheet reference number and recorded owner of the Chrome-Vanadium claims are as follows:

Claim Name	Tenure Record Number	Expiry Date	Map Sheet	Owner
Chrome-Vanadium 1	524746	Jan /05/2008	MO82L	Grosvenor ExplorationsLtd.
Chrome-Vanadium 2	524748	Jan /05/2008	MO82L	Grosvenor ExplorationsLtd.
Chrome-Vanadium 3	524753	Jan /05/2008	MO82E	Grosvenor ExplorationsLtd.

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

In November 2006, we undertook assessment work whereby we took approximately 180 soil and rock samples but none of them contained significant values of chromite, gold or silver. Nevertheless, it maintained the property in good standing until January 5, 2008.

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

Grosvenor does not have any ores or reserves whatsoever at this time on its claims. The work undertaken in November 2006 is part of Phase I.

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

The Stephenson Report recommends a three-phase exploration program to properly evaluate the potential of the claims. Grosvenor anticipate, based on the budgets set forth in the Stephenson Report, that Phase I work will cost $8,929 and Phase II work a further $13,923 for a total cost of $22,322. Assuming the results of the Phase I & II work indicate further exploration of the Chrome-Vanadium claims are warranted Grosvenor would undertake a Phase III drilling program at a cost of a further $22,322. The cost estimates for the work programs, detailed below, are based on Mr. Stephenson recommendations and reflect local costs for this type of work. Due to the shortage of time prior to the snow falling on the property, Grosvenor allowed $5,500 for exploration work. The balance of Phase I work will be completed in the spring since a large part of the property is still unexplored.

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

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to December 31, 2006, the date of our most recent audited financial statements is $99,678. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Any potential development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because we are small and do not have much capital, we must limit our exploration activity unless and until we raise additional capital. Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing the property into production including exploration preparation of production feasibility studies, and construction of production facilities;
●	Availability and cost of financing;
●	Ongoing costs of production;
●	Market prices for the minerals to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulations and controls

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

Risks Associated with Our Shareholders’ Investment:

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

15. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

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

ALEXANDER IBSEN

Alexander Ibsen
Chief Executive Officer
President and Director

Dated: January 17, 2007

PATRICK GRANT

Patrick Grant
Chief Financial Officer
Chief Accounting Officer

Dated: January 17, 2007