Form 10QSB
period 2007-03-31
Grosvenor Explorations Inc.
filed 2007-05-11
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the nine months ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: May 1, 2007 - 35,350,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

		Page
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheet as at March 31, 2007 with comparative figures as at June 30, 2006	4

	Consolidated Statement of Operation For the three and nine months ended March 31, 2007 and 2006 and for the period May 25, 2005 (Date of Inception) to March 31, 2007	5

	Consolidated Statement of Change in Stockholders’ Equity Period May 25, 2005 (Date of Inception) to March 31, 2007	6

	Consolidated Statement of Cash Flows For the three and nine months ended March 31, 2007 and 2006 and for the period May 25, 2005 (Date of Inception) to March 31, 2007	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	12

ITEM 3.	Controls and Procedures	22

PART 11.	OTHER INFORMATION	23

ITEM 1.	Legal Proceedings	23

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits and Reports on Form 8-K	24

	SIGNATURES.	25

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Grosvenor Explorations, Inc. and subsidiary (a pre-exploration stage company) at March 31, 2007 and the consolidated statement of operations and consolidated statement of cash flow for the three and nine months ended March 31, 2007 and 2006 and for the period from May 25, 2005 (date of incorporation) to March 31, 2007 and the consolidated statement of changes in shareholders’ equity for the period from May 25, 2005 (date of inception) to March 31, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2007, are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

(Unaudited - Prepared by Management)

	March 31, 2007	June 30, 2006
ASSETS

CURRENT ASSETS

Cash	$ 10,356	$ 18,813
Prepaid expenses	441	-

Total Current Assets	$ 10,797	$ 18,813

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

CURRENT LIABILITIES

Accounts payable	$ 3,800	$ 6,000
Accounts payable - related parties	66,110	8,003

Total Current Liabilities	69,910	14,003

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Common stock
75,000,000 shares authorized, at $0.001 par value;
35,350,000 shares issued and outstanding	35,350	35,350
Capital in excess of par value	21,100	21,100
Deficit accumulated during the pre-exploration stage	(115,563)	(51,640)

Total Stockholders’ (Deficiency) Equity	(59,113)	4,810

	$ 10,797	$ 18,813

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended March 31, 2007 and 2006 and for the period from May 25, 2005 (date of inception) to March 31, 2007
(Unaudited - Prepared by Management)

	Three months ended March 31, 2007	Three months ended March 31, 2006	Nine Months Ended March 31, 2007	Nine Months Ended March 31, 2006	May 25, 2005 to March 31, 2007

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES:
Accounting and audit	1,500	5,470	6,545	5,470	18,015
Bank charges	73	168	178	168	384
Consulting	-	300	-	300	4,800
Exploration expenses	951	7,072	6,451	7,518	13,968
Filing fees	-	-	-	200	612
Incorporation costs	-	-	-	341	341
Legal	1,059	2,500	6,139	2,500	8,639
Management fees	9,000	9,000	27,000	9,000	45,000
Office	1,677	906	5,618	906	7,349
Rent	600	600	1,800	600	3,000
Telephone	300	300	900	300	1,879
Transfer agent’s fees	725	-	1,850	-	2,350
Travel and entertainment	-	799	7,442	1,299	9,226
	15,885	27,115	63,923	28,602	115,563

NET LOSS FROM OPERATIONS	$ (15,885)	$(27,117)	$ (63,923)	$ (28,602)	$(115,563)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	35,350,000	23,566,666	35,350,000	7,741,240

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(Pre-Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period  May 25, 2005 (date of inception) to March 31, 2007

(Unaudited - Prepared by Management)

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance May 25, 2005	-	$ -	$ -	$ -

Net operating loss for the one month ended June 30, 2005	-	-	-	(500)

Issuance of common shares for cash at $0.001 - January, 2006	28,000,000	28,000	(24,000)	-

Issuance of common shares for cash at $0.05 - January, 2006	7,350,000	7,350	45,100	-

Net operating loss for the year Ended June 30, 2006	-	-	-	(51,140)

Net operating the period ended March 31, 2007	-	-	-	(63,923)

Balance as at March 31, 2007	35,350,000	$ 35,350	$ 21,100	$ (115,563)

The accompanying notes are an integral part of these unaudited financial statements

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2007 and for the period from May 25, 2005 (date of inception) to March 31, 2007

(Unaudited - Prepared by Management)

	Nine months ended March 31, 2007	Nine months ended March 31, 2006	May 25, 2005 (date of inception) to March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(63,923)	$(28,602)	$ (115,563)

Adjustments to reconcile net loss to net cash provided by operating activities:

Prepaid expenses	(441)		(441)
Changes in accounts payable	(2,200)	10,295	3,800

Net Cash Provided (Used) in Operations	(66,564)	(18,307)	(112,204)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	58,107	-	66,110
Proceeds from issuance of common stock	-	56,450	56,450
	58,107	56,450	122,560

Net (Decrease) Increase in Cash	(8,457)	38,143	10,356

Cash at Beginning of Period	18,813	-	-

CASH AT END OF PERIOD	$ 10,356	$ 38,143	$ 10,356

The accompanying notes are an integral part of these unaudited financial statements

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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
March 31, 2007
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

On March 31, 2007, the Company had a net operating loss carry forward of $115,563 for income tax purposes. The tax benefit of approximately $34,600 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.

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
March 31, 2007
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
March 31, 2007
(Unaudited - Prepared by Management)

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 79% of the common stock issued and have made no interest, demand loans to the Company of $66,110.

Officers-directors are compensated for their services in the amount of a total $3,000 per month starting January 1, 2006.

5. CAPITAL STOCK

During January 2006, the Company completed a private placement of post-split 28,000,000 common shares for $4,000 to its directors and a private placement of post-split 7,350,000 common shares for $52,450.

On February 5, 2007, the shareholders approved a forward stock split at the ratio of seven shares for one share of the Company’s common stock. The forward split does not affect the Company’s authorized number of shares of common stock as set forth in its Articles of Incorporation and therefore such authorized number of shares after the forward split shall remain at 75,000,000. The post-split shares have been shown from inception.

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

LIQUIDITY AND CAPITAL RESOURCES

Grosvenor has not made any revenue since its inception on May 25, 2005 and has accumulated losses as at March 31, 2007 of $115,563. Basically, Grosvenor has no assets other than cash since the cost and exploration of the Chrome Vanadium are treated as a period expense and written off as incurred. Only when Grosvenor makes a decision to develop its claims due to having identified an ore body of significant value will future expenses be capitalized on the balance sheet. This might be a number of years into the future.

Grosvenor has raised money in the past from its shareholders through the sale of shares but recently has had to rely upon advances from its directors. The directors are prepared to advance money to it for the immediate future so that it does not have to rely on its creditors to carry its operations. Grosvenor’s directors have advanced $66,110 as at March 31, 2007.

The current exploration program will maintain the Chrome Vanadium claims in good standing for another year. Therefore, money will be required to pay the auditors, accountant, transfer agent, Secretary of State of Nevada and various office expenses. Eventually Grosvenor and its directors will decide whether they wish to issue shares to the public but at this time no decision has been made whether they want to do this and at what price would be acceptable to the investing public.

As of March 31, 2007, Grosvenor’s total assets comprised cash and prepaid expenses where the cash on hand was $10,356 and the prepaid was a result of money advanced to the lawyer in excess of the fee required to undertake the 7 to 1 forward split in the Company’s shares. The Company’s total liabilities were $69,910 including $66,110 to related parties. As mentioned above, under general accepted accounting principles the cost of acquiring Grosvenor’s mineral claim, geological reports and any subsequent work performed on the claims is expense in the period incurred and not capitalized on the balance sheet until such time as Grosvenor has found a commercially viable ore reserve and a production decision is made. Therefore, Grosvenor’s major asset, being the Chrome-Vanadium claims, are not disclosed on the balance sheet.

Including the cost of completing our current exploration program on the Chrome-Vanadium 1, 2 and 3, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 7,500
Bank charges		100
Edgar filing fees	(ii)	1,100
Filing fees - Nevada; Sec of State	(iii)	225
Management fees	(iv)	36,000
Office and general expenses	(v)	500
Rent and telephone	(vi)	3,600
Transfer agent fees	(vii)	500
Estimated expenses for the next twelve months		49,525
Account payable - unrelated parties only as at March 31, 2007		3,800
Cash requirement before following deductions		53,325
Deduct: Bank as at March 31, 2007		(10,356)
Cash requirements over the next twelve months		$ 42,960

(i) Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10K-SBs and 10Q-SBs as follows:

Period	Form	Accountant	Auditor	Amount

June 30, 2007	10K-SB	1,250	2,500	3,750
September 30, 2007	10Q-SB	750	500	1,250
December 31, 2007	10Q-SB	750	500	1,250
March 31, 2008	10Q-SB	750	500	1,250
Estimated total		$ 3,500	$ 4,000	$ 7,500

(ii) Edgar filing fees

We will be required to file the annual Form 10K-SB estimated at $350 and the three Form 10Q-SBs at $250 each for a total cost of $1,100.

(iii) Filing fees in Nevada

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

Accordingly, the “non-elective” budgeted expenditures detailed above excludes the ‘related party accounts payable’ of $66,110 due to the directors as at March 31, 2007.

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

The Stephenson Report recommends a three-phase exploration program to properly evaluate the potential of the claims. Grosvenor anticipate, based on the budgets set forth in the Stephenson Report, that Phase I work will cost $8,929 and Phase II work a further $13,923 for a total cost of $22,322. Assuming the results of the Phase I & II work indicate further exploration of the Chrome-Vanadium claims are warranted Grosvenor would undertake a Phase III drilling program at a cost of a further $22,322. The cost estimates for the work programs, detailed below, are based on Mr. Stephenson recommendations and reflect local costs for this type of work. Due to the shortage of time prior to the snow falling on the property, Grosvenor paid only $5,500 for exploration work. The balance of Phase I work will be completed in the spring depending upon the results of the exploration program presently being undertaken.

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

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to March 31, 2007, the date of our most recent unaudited financial statements is $115,563. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Such programs will require very substantial additional funds. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and you will lose your investment

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

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the Chrome-Vanadium claims, our sole property, does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of British Columbia, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the Chrome-Vanadium claims. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the Chrome-Vanadium claims are found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

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
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 5, 2007, the majority votes by shareholders approved a split in a forward manner at a ration of every one (1) share of common stock being forward split into seven (7) shares of common stock. This forward split will not affect the corporation’s number of authorized shares of common stock, which shall remain at 75,000,000.

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

  ALEXANDER IBSEN
Alexander Ibsen
Chief Executive Officer
President and Director

May , 2007

 PATRICK GRANT
Patrick Grant
Chief Financial Officer
Chief Accounting Officer

May , 2007