Form 10KSB
period 2007-06-30
Grosvenor Explorations Inc.
filed 2007-07-24
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended June 30, 2007

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-132681

GROSVENOR EXPLORATIONS INC.
(Exact name of Company as specified in charter)

Nevada	98-0486676
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

1533 Eagle Mountain Drive
Coquitlam, British Columbia, Canada	V3E 2ZS3
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 1-604-328-2908

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	OTCBB

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Grosvenor Explorations Inc. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Grosvenor Explorations Inc. knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-b of the Exchange Act     Yes [X]    No [    ]

State issuer’s revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by nonaffiliates of Grosvenor Explorations Inc. . The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at June 30, 2007, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of July 15, 2007, Grosvenor Explorations Inc. has 35,350,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

The Company was incorporated under the laws of the State of Nevada on May 25, 2005 under the name of Grosvenor Explorations Ltd. (“Grosvenor”) On June 3, 2005, a Certificate of Correction was filed with the Secretary of State for Nevada and the name was changed to Grosvenor Explorations Inc.  Our fiscal year end is June 30. Our executive offices are located at 1533 Eagle Mountain Drive, Coquitlam, B.C., Canada, V3E 2Z3. Our telephone and fax number is (604)328-2908. Other than our wholly owned subsidiary, Grosvenor Explorations Ltd. (“Grosvenor Canada”), the Company does not have any subsidiaries, affiliated companies or joint venture partners.

Grosvenor Canada was incorporated under the laws of British Columbia Canada on October 19, 2005 for the purpose of holding registered and beneficial title to the Company’s mineral claims situated in British Columbia, Canada. Grosvenor Canada’s business and registered office is located at 1533 Eagle Mountain Drive, Coquitlam, B.C., Canada, V3E 2Z3.

We are a start-up mineral company in the pre-exploration stage and have not generated any operating revenues since inception. We have incurred losses since inception and our auditors have issued a going concern opinion since we must raise additional capital, through the sale of our securities, in order to fund our operations. There can be no assurance we will be able to raise this capital. We are the registered and beneficial owner of a 100% interest in the Crome Vanadium 1, Crome Vanadium 2, and Crome Vanadium 3 mineral claims (collectively referred to as the “Grosvenor Claims”) located in British Columbia, Canada. Grosvenor acquired the Grosvenor Claims by staking for the sum of $4,018 on January 5, 2006.

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

We own no other mineral property and are not engaged in the exploration of any other mineral properties. There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the Grosvenor Claims or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility. Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise. To date, we have not conducted any exploration work on the Grosvenor Claims. We have funds sufficient to complete only Phase 1 of a three-phase exploration program recommended for the Grosvenor Claims. As at June 30, 2007, Phase I has been partially completed, with work spent on the property of $5,500. We anticipate completing Phase I by no later than November 30, 2007.

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report dated July 2007 attached to the financial statements dated June 30, 2007. We have cash of $8,093 as at June 30, 2007 and have liabilities of $83,912 of which $76,220 is owed to our directors. Since our inception we have incurred accumulated losses of $132,269. We anticipate minimum operating expenses for the next twelve months of $52,954 (refer to page 19). It is extremely unlikely we will earn any revenue for a minimum of 5 years. We do not have any employees either full or part time although our President receives compensation of $1,000 per month and our Secretary Treasurer receives $2,000 per month for service they perform on behalf of Grosvenor.

Grosvenor has 35,350,000 shares outstanding.

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

Our auditors' report on our 2007 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to commit to loan or advance capital to us, we believe that if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity and may have to cease operations and go out of business.

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

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to June 30, 2007, the date of our most recent audited financial statements is $132,269. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

5.
We have no known ore reserves. Without ore reserves we cannot generate income and if we cannot generate income we will have to cease exploration activity which will result in the loss of your investment.

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

Our President and CEO, will be devoting only 10% of his time, approximately 15 hours per month, to our operations and business. Our CFO and Secretary-Treasurer will be devoting only approximately 10 hours per month to our operations. As a consequence our business may suffer. For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended. Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

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

In addition, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations. In addition, shared traded over the OTCBB are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

16. We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

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

The claim name, tenure number, expiry date, map sheet reference number and recorded owner of the Grosvenor Claims is as follows:

Claim Name	Tenure Record Number	Expiry Date	Map Sheet	Owner
Crome-Vanadium 1	524746	Jan /05/2008	MO82L	Grosvenor ExplorationsLtd.
Crome-Vanadium 2	524748	Jan /05/2008	MO82L	Grosvenor ExplorationsLtd.
Crome-Vanadium 3	524753	Jan /05/2008	MO82E	Grosvenor ExplorationsLtd.

The Grosvenor Claims cover an area of approximately 1,411.54 hectares (approximately 3,488 acres).

To keep the claims in good standing, such that they do not expire on the date indicated in the preceding table, we must undertake exploration work on the Grosvenor Claims before the expiry date, or pay cash of approximately $5,041 in lieu of doing exploration work, to the Province of British Columbia. This is an annual obligation. Failure to do either, each year, will result in the Grosvenor Claims reverting to the Province of British Columbia.

The Grosvenor Claims was selected for acquisition due to previously recorded exploration work and because the claims are not located in an environmentally sensitive region.

Additional information regarding the Grosvenor Claims can be found at the British Columbia government website located at http://www.mtonline.gov.bc.ca/.

Location and Access

The Grosvenor Claims are located approximately 27 kilometers (18 miles) west of Kelowna, British Columbia, a town of approximately 150,000. The area covered by the claims is an active logging region with plenty of heavy equipment and operators available for hire. Kelowna and, another nearby town, Vernon, provides all necessary amenities and supplies including, fuel, helicopter services, hardware, drilling companies and assay services. Access to our claims is via paved road northerly from Kelowna followed by good gravel logging road to the claims. There are numerous logging roads and trails throughout the area covered by the claims. No water is required for the purposes of our planned exploration work. Any water that might be required in the forseeable future is available from steams and ponds on the Grosvenor claims. No electrical power is required at this stage of exploration. Any electrical power that might be required in the foreseeable future could be supplied by gas powered portable generators.

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

The Stephenson Report recommends a three-phase exploration program to properly evaluate the potential of the claims. We anticipate, based on the budgets set forth in the Stephenson Report, that Phase I work will cost $8,929 and Phase II work a further $13,393 for a total cost of $22,322. Assuming the results of the Phase I & II work indicate further exploration of the Grosvenor Claims is warranted we would undertake a Phase III drilling program at a cost of a further $22,321. The cost estimates for the work programs, detailed below, are based on Mr. Stephenson recommendations and reflect local costs for this type of work:

Phase I was partially completed during the year at a cost of $6,451.

Due to the shortage of time prior to snow falling on the property, Phase I was not completed. The assessment work was done by Cazador Resources to maintain the mineral claims in good standing for another year. An additional $2,478 has to be spent to complete Phase I of the program.

Phase II -

Follow-up geochem and detailed geological sampling	$ 4,463
Geophysical surveying	6,250
Assay: 100 @ $22 each	2,200
Contingency	480
Subtotal	$ 13,393

Estimated duration of Phase II work: 15-20 days, plus analysis of samples, a further 7-14 days.

Phase III -

Follow-up trenching and geological mapping, sampling	$ 13,396
Assays: 200 @ $22 each	4,400
Report and supervision	3,125
Contingency	1,400
Subtotal	$ 22,321

Estimated duration of Phase III work: 3-5 weeks plus, analysis/reporting, a further 4-6 weeks.

We intend to complete Phase I work at some point during the summer of 2007 with funds we have on hand. Precise timing of the Phase I work will depend upon weather conditions and the melt of the snow pack on the claims. Phase II and III work can not be undertaken unless and until Grosvenor is able to raise additional capital as our existing working capital is fully committed to other expenses of the Company. Consequently, even if the results of Phase I exploration work prove encouraging, there is no assurance we will be able to raise the capital necessary to conduct the further exploration work contemplated by Phases II and III. The earliest we expect to carry out Phase II work, should we be able to raise the capital to finance Phase II, is the summer of 2007. Furthermore, even if funding is available, Phase III work will only be undertaken if the results of Phase I and II are successful in identifying target zones of chromite mineralization deemed worthy, by our geologist, of drilling to determine if a chromite deposit may exist. Should the Phase I and II work prove unsuccessful in identifying such drill targets, the Company will likely abandon the Grosvenor Claims and we may have to go out of business.

The completion of Phase I work will include establishing a grid and the creation of maps showing the location of all roads in and near the perimeter of the Grosvenor Claims. The laying out of a grid and line cutting involves the physical cutting of the underbrush and overlay to establish an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we essentially generate a drawing of the physical features of the land we are interested in as well as a depiction of what may have been found in relation to the boundaries of the property. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not. In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of chromite and other indicator minerals can be made.

Should Phase I results warrant further work, in Phase II (at an estimated cost of a further $13,393) we expect to do rock and geochemical sampling as mentioned above. This work would be designed to compare the relative concentrations of chromite and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance If an apparent mineralized zone(s) is identified and narrowed down to a specific area by the Phase I & II work, we expect to diamond drill selected targets to test the apparent mineralized zones at an estimated cost of a further $22,321, Diamond drilled samples would be tested, by assay for chromite and other minerals; however, our primary focus is the search for chromite.

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

We intend to complete Phase I exploration work on the Grosvenor Claims, our sole property. Since the Grosvenor Claims are located at an elevation of over 5,000 feet and are subject to cold winters with snowfall accumulations, Phase I work was not undertaken until summer 2006. It was not completed at this time and will be completed in summer 2007.

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

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Grosvenor is a party or to which the Crome-Vanadium 1, 2 and 3 claims are subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Grosvenor’s date of inception. Management plans to hold an Annual General Meeting of Stockholders during 2007.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since inception, there has been no established trading market for Grosvenor’s common stock nor has Grosvenor has not paid any dividends on its common stock, and Grosvenor does not anticipate that it will pay dividends in the foreseeable future. As at June 30, 2007, Grosvenor had 43 shareholders; two of these shareholders are an officers and director of Grosvenor.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Grosvenor’s inception.

There are no outstanding warrants or conversion privileges for Grosvenor’s shares.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Corporate Organization and History Within Last Five years

Grosvenor was incorporated under the laws of the State of Nevada on May 25, 2005 under the name Grosvenor Explorations Inc. Other than our wholly owned subsidiary Grosvenor Explorations Ltd., (“Grosvenor Canada”), Grosvenor does not have any subsidiaries, affiliated companies or joint venture partners. Grosvenor Canada was incorporated under the laws of British Columbia Canada on October 19, 2005 for the purpose of holding registered and beneficial title to our mineral property, the Crome-Vanadium 1, 2 and 3 claims, situated in British Columbia, Canada.

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

We estimate we will require $51,602 in cash over the next twelve months, including the cost of planned Phase I exploration work for the Grosvenor Claims during that period. We estimate our cash on hand will enable us to continue in business for approximately 12 months. For a detailed breakdown refer to “Liquidity and Capital Reserves”.

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

Since we do not presently have the requisite funds, we are unable to complete anything beyond remaining work to be done under Phase I of the recommended exploration program. We might have to consider a joint venture partner. If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond the remaining money to be spent on Phase I. If we are unable to finance additional exploration activities, we do not know what we will do and we do not have any plans to do anything else. We may have no alternative but to go out of business.

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

Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

As of June 30, 2007 our total assets were $8,093 and our total liabilities were $83,912 including $76,220 to related parties.

Including the cost of completing the Phase I exploration program on the Grosvenor Claims, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 7,500
Bank charges		100
Edgar filing fees	(ii)	1,100
Exploration costs	(iii)	2,478
Filing fees - Nevada; Sec of State	(iv)	225
Management fees	(v)	36,000
Office and general expenses	(vi)	500
Rent	(vii)	3,600
Transfer agent fees	(viii)	500
Estimated expenses for the next twelve months		52,003
Account payable - unrelated parties only as at June 30, 2007		7,692
Cash shortage		(51,602)
Balance as at June 30, 2007		$ 8,093

(i) Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10K-SBs and 10Q-SBs as follows:

Period	Form	Accountant	Auditor	Amount

September 30, 2007	10Q-SB	750	500	1,250
December 31, 2007	10Q-SB	750	500	1,250
March 31, 2008	10Q-SB	750	500	1,250
June 30, 2008	10K-SB	1,250	2,500	3,750
Estimated total		$ 3,500	$ 4,000	$ 7,500

(ii) Edgar filing fees

We will be required to file the annual Form 10K-SB estimated at $350 and the three Form 10Q-SBs at $250 each for a total cost of $1,100.

(iii) Exploration costs

The projection of cash required over the next twelve months has assumed that Phase I of the recommended work program, set out in the Stephenson Report, will be completed at an estimated cost of $8,929 less the $6,451 spent during 2006, for a total of $2,478.

(iv) Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $225 has been paid to the Secretary of State and to Empire Transfer for being the registered agent for us.

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

Should our cash reserves become depleted such that there will be insufficient cash to meet the Company’s budgeted expenses for the forthcoming year, management has agreed to forgo receipt of management fees and expense reimbursement for rent and telephone aggregating $3,300 per month. As well, management has agreed neither to charge interest on nor to demand repayment of, during at least the next 12 months, the $76,220 advanced on behalf of the Company up to June 30, 2007.

Accordingly, the “non-elective” budgeted expenditures detailed above exclude:

(i)	management fees, rent and telephone expense otherwise payable monthly to our two officers and directors; and

(ii)	the ‘related party accounts payable’ of $76,220 due to them.

Nevertheless, our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of June 30, 2007, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Twelve months ended June 30, 2007, June 30, 2006, and the one month ended June 30, 2005.

We incurred accumulated net losses since inception of $132,269 as detailed in the following table:

Expenses	Ref.	Twelve Months Ended June30, 2007	Twelve months ended June 30, 2006	One month ended June 30, 2005	From inception May 25, 2005 to June 30, 2007

Accounting and audit	(i)	$ 10,645	$ 11,470	$ -	$ 22,115
Bank charges		213	206	-	419
Consulting	(ii)	-	4,800	-	4,800
Exploration costs	(iii)	6,451	7,518	-	13,969
Filing fees	(iv)	225	612	-	837
Incorporation costs	(v)	-	341	500	841
Legal	(vi)	6,577	2,500		9,080
Management fees	(vii)	36,000	18,000	-	54,000
Office	(viii)	6,023	1,730	-	7,753
Rent	(ix)	2,400	1,200	-	3,600
Telephone	(x)	1,329	979	-	2,308
Transfer agent fees	(xi)	1,850	-	-	1,850
Travel and entertainment	(xii)	8,913	1,784	-	10,697

Total		$ 80,629	$ 51,140	$ 500	$132,269

(i) Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the consolidated financial statements for the three months ended September 30, 2006, the six months ended December 31, 2006, the nine months ended March 31, 2007 and for the fiscal year ended June 30, 2007 and the subsequent review and examination of these statements by our independent accountants.

(ii) Consulting

There were no consulting costs in the 2007 year end.

(iii) Exploration costs

Represent payment to Cazadar Resources for assessment work on the mineral claims of $6,451, including renewal of Free Miners License at $446 and payment to Billingsley to file the work report with the Ministry to put the claim in good standing.

(iv) Filing fees

We paid the State of Nevada $125 for filing of the annual directors and officers form and Empire Stock Transfer $100 to act as registered agent.

(v) Incorporation costs

There were no incorporation costs in the 2007 year end.

(vi) Legal Fees

Legal fees were paid to Brad Burmingham in the amount of $5,080 for corporate matters and Lawler and Associates $1,500 for arranging the forward stock split.

(vii) Management fees

Management fees are paid monthly for their services as follows:

Alexander Ibsen	$ 12,000
Patrick Grant	24,000
$ 36,000

(viii) Office

Office expenses during the last year were mainly for courier, postage, office supplies, etc.

(ix) Rent

We do not have an office but have arranged to use Alexander Ibsen’s office in his personal residence until such time as it become advantageous to rent our own office space. In consideration for the use of his office, we have agreed to pay him $200 per month.

(x) Telephone

Similar to rent noted above, we have agreed to pay Alexander Ibsen $100 per month for the use of his office telephone number in his house. In addition to the above charge, we incurred $129 for long distant telephone calls.

(xi) Transfer agent fees

We have paid Empire Stock Transfer $1,000 for the annual transfer agent fee, $650 for transferring of stock certificates and other fees of $200.

(xii) Travel and entertainment

Travel and entertainment includes ferry costs for Patrick Grant to meet with Alexander Ibsen in Vancouver on a monthly basis. Certain gasoline charges by Alexander Ibsen for communicating with future investors and in obtaining signed subscription agreements have been included herein. The balance of the expense relates to restaurant and other charges incurred in meeting with shareholders.

Balance Sheets

Total cash and cash equivalents, as at June 30, 2007 and June 30, 2006 were respectively, $8,093 and $18,813. Our working capital as at June 30, 2007 and June 30, 2006 were a negative amount of $75,819 and a positive amount of $4,810 respectively.

Total shareholders’ equity as at June 30, 2007 was $56,450 and $4,810 as at June 30, 2006. Total shares outstanding as at June 30, 2007 was 35,350,000 and at June 30, 2006 was 5,049,000 (not taking into consideration the forward split of the shares on a seven to one basis).

As of July 15, 2007 share capital outstanding was 35,350,000 common shares.

FINANCIAL STATEMENTS

The financial statements attached to this Form 10-KSB for the year ended June 30, 2007 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended June 30, 2007, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age
Alexander Ibsen Coquitlam, B.C., Canada,	Chief Executive Officer, President and Director (1)	66

Patrick Grant Nanaimo, B. C. Canada	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	58

(1)	Alexander Ibsen was appointed a director on June 3, 2005, President on January 10, 2006 and the Chief Executive Officer on January 12, 2006.

(2)	Patrick Grant became a director on January 5, 2006 and was appointed Secretary Treasurer on January 10, 2006 and Chief Financial Officer And Chief Accounting Officer on January 12, 2006.

The percentage of common shares beneficially owned, directly or indirectly, or over which control or direction are exercised by the directors and officers of our Company, collectively, is approximately 79% of the total issued and outstanding shares.

None of our directors or officers has professional or technical accreditation in the mining business.

 Background of officers and directors

ALEXANDER IBSEN has been the President and Director of the Company since January 2006. Following high school graduation in 1965, Mr. Ibsen spent his career in the food brokerage industry beginning in sales and rising to executive positions with a number of national food brokerage companies, the last being Sonoco Flexible Packaging Corp., who he joined in 1991. Since retiring from Sonoco in 2001 Mr. Ibsen has worked as a self-employed contractor in the food industry.

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

Board of Directors

Up until June 30, 2007 our Board of Directors held three meetings and our Audit Committee held two meetings. On February 23, 2007, the Company held a meeting of the Board regarding the forward split of the stock certificates.

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

We will have to engage the services of certain consultants to assist in the exploration of the Grosvenor Claims. In particular we will engage a professional geologist on a consulting basis, together with an assistant(s). Such geologist will responsible for hiring and supervising, to conduct the Phase I exploration work to be undertaken on the Grosvenor Claims this summer. These individuals will be responsible for the completion of the geological work on our claim and, therefore, will be an integral part of our operations although they will not be considered employees either on a full time or part time basis. This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required. We have not identified any individual who would work as a consultant for us.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation to our directors and officers was paid as follows:
Summary Compensation Table

Long Term Compensation

Annual Compensation	Awards	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP payouts ($)	All other compensation ($)

Alexander Ibsen Chief Executive Officer, President and Director	2005 2006 2007	-0- -0- -0-	-0- 6,000 12,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Patrick Grant Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer and Director	2005 2006 2007	-0- -0- -0-	-0- 12,000 24,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

The following table sets forth as at June 30, 2007, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name of Director and Officer	Form filed	Date of Filing

Alexander Ibsen	3	August 23, 2006

Patrick N. Grant	3	October 23, 2006

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as at July, 2007, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Alexander Ibsen 1533 Eagle Mountain Drive, Coquitlam, B. C., Canada, V3E 2Z3	15,820,000	44.75%
Common Stock	Patrick Grant 201 Stewart Avenue, Nanaimo, B.C., Canada, V9S 4C2	9,450,000	26.73%
Common Stock	Directors and Officers as a Group	25,270,000	71.48%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

The number of shares under Rule 144 is 25,200,000.

Our two largest shareholders, Alexander Ibsen and Patrick N. Grant, own, collectively, 25,270,000 issued and outstanding shares of our common stock. Of this amount of 25,270,000 shares, 25,200,000 shares are “restricted shares” as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

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

All our shares of common stock now issued and outstanding are fully paid and non-assessable.

Convertible Securities

The shares are not convertible into any other securities.

Non-Cumulative Voting.

The holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our directors. Our directors and officers have 71.48 percent of the shares outstanding making it impossible for any shareholder or group of shareholders to accumulate sufficient votes of shares from other shareholders to change our directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
(1) Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended June 30, 2007 for professional services for the review of the quarterly financial statements as at September 30, 2006, December 31, 2006 and March 31, 2007, annual financial statements as of June 30, 2007 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows: $495 for each of the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007 and $2,500 for the audit of June 30, 2007.

(2) Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Grosvenor’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in June 30, 2007 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4) All Other Fees

During the period from inceptions to June 30, 2007 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

GROSVENOR EXPLORATIONS INC.
(Registrant)

July 23, 2007

By: ALEXANDER IBSEN
Alexander Ibsen
Chief Executive Officer,
President and Director

By: PATRICK N. GRANT
Patrick N. Grant
Chief Accounting Officer,
Chief Financial Officer and Director

MADSEN & ASSOCIATES, CPA’s INC.                                       684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board                                     Murray, Utah, 84107
                                  Telephone 801-268-2632

Board of Directors
Grosvenor Explorations Inc. and Subsidiary
Vancouver B.C., Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

We have audited the accompanying consolidated balance sheet of Grovenor Explorations Inc. and Subsidiary (pre-exploration stage company) at June 30, 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 2007and 2006 and the period from May 25, 2005 (date of inception) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grosvenor Explorations Inc. and Subsidiary at June 30, 2007, and the results of operations and cash flows for the years ended June 30, 2007 and 2006 and the period from May 25, 2005 (date of inception) to June 30, 2007, in conformity with generally accepted accounting principles.

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

Murray, Utah                                  /s/ “Madsen & Associates, CPA’s Inc.”

July 22, 2007

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
June 30, 2007

ASSETS

CURRENT ASSETS

Cash	$ 8,093

Total Current Assets	$ 8,093

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 7,692
Accounts payable - related parties	76,220

Total Current Liabilities	83,912

STOCKHOLDERS’ DEFICIENCY

Common stock
75,000,000 shares authorized, at $0.001 par value;
35,350,000 shares issued and outstanding	35,350
Capital in excess of par value	21,100
Deficit accumulated during the pre-exploration stage	(132,269)

Total Stockholders’ Deficiency	(75,819)

$ 8,093

The accompanying notes are an integral part of these financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2007 and 2006 and for the period from May 25, 2005 (date of inception) to June 30, 2007

	June 30, 2007	June 30, 2006	May 25, 2005 to June 30, 2007

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration costs	6,451	7,518	13,968
Administrative	74,178	43,622	118,301

NET LOSS FROM OPERATIONS	$ (80,629)	$ (51,140)	$(132,269)

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00	$0.01

AVERAGE OUTSTANDING SHARES

Basic	35,350,000	17,625,000

The accompanying notes are an integral part of these financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(Pre-Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period  May 25, 2005 (date of inception) to June 30, 2007

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance May 25, 2005	-	$ -	$ -	$ -

Net operating loss for the one month ended June 30, 2005	-	-	-	(500)

Issuance of common shares for cash at $0.001 - January, 2006	28,000,000	28,000	(24,000)	-

Issuance of common shares for cash at $0.05 - January, 2006	7,350,000	7,350	45,100	-

Net operating loss for the year ended June 30, 2006	-	-	-	(51,140)

Balance as at June 30, 2006	35,350,000	35,350	21,100	(51,640)

Net operating loss for the year ended June 30, 2007	-	-	-	(80,629)

Balance as at June 30, 2007	35,350,000	35,350	21,100	(132,269)

The accompanying notes are an integral part of these financial statements

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2007 and 2006 and for the period from May 25, 2005 (date of inception) to June 30, 2007

	June 30, 2007	June 30, 2006	May 25, 2005 to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (80,629)	$(51,140)	$ (132,269)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	1,692	5,500	7,692

Net Cash Provided (Used) in Operations	(78,937)	(45,640)	(124,577)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	68,217	8,003	76,220
Proceeds from issuance of common stock	-	56,450	56,450
	68,217	64,453	132,670

Net Increase (Decrease) in Cash	(10,720)	18,813	8,093

Cash at Beginning of Year	18,813	-	-

CASH AT END OF YEAR	$ 8,093	$ 18,813	$ 8,093

The accompanying notes are an integral part of these financial statements

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

1. ORGANIZATION

The Company, Grosvenor Explorations Inc. (formerly Grosvenor Explorations Ltd.), was incorporated under the laws of the State of Nevada on May 25, 2005 with the authorized capital stock of 75,000,000 shares at $0.001 par value. The Company organized its wholly owned subsidiary, Grosvensor Explorations Ltd., which was incorporated in British Columbia on October 19, 2005.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

The Company and its subsidiary have elected June 30 as its fiscal year.

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
June 30, 2007

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

On June 30, 2007, the Company had a net operating loss carry forward of $131,828 for income tax purposes. The tax benefit of approximately $39,500 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The losses expire 2025 through 2027.

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
June 30, 2007

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 71% of the common stock issued and have made no interest, demand loans to the Company of $76,220.

Officers-directors are compensated for their services in the amount of a total $3,000 per month starting January 1, 2006.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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