Form 10QSB
period 2007-09-30
Grosvenor Explorations Inc.
filed 2007-11-01
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the three months ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: October 31, 2007 - 35,350,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

		Page
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheet as at September 30, 2007 with comparative figures as at June 30, 2007	4

	Consolidated Statement of Operations For the three months ended September 30, 2007 and 2006 and for the period May 25, 2005 (Date of Inception) to September 30, 2007	5

	Consolidated Statement of Cash Flows For the three months ended September 30, 2007 and 2006 and for the period May 25, 2005 (Date of Inception) to September 30, 2007	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	22

PART 11.	OTHER INFORMATION	22

ITEM 1.	Legal Proceedings	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	22

ITEM 5.	Other Information	23

ITEM 6.	Exhibits and Reports on Form 8-K	23

	SIGNATURES.	24

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Grosvenor Explorations, Inc. and subsidiary (a pre-exploration stage company) at September 30, 2007 and the consolidated statement of operations and consolidated statement of cash flow for the three months ended September 30, 2007 and 2006 and for the period from May 25, 2005 (date of incorporation) to September 30, 2007 and the consolidated statement of changes in shareholders’ equity for the period from May 25, 2005 (date of inception) to September 30, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2007, are not necessarily indicative of the results that can be expected for the year ending June 30, 2008.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

(Unaudited - Prepared by Management)

	September 30, 2007	June 30, 2007
ASSETS

CURRENT ASSETS

Cash	$ 4,315	$ 8,093

Total Current Assets	$ 4,315	$ 8,093

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 6,942	$ 7,692
Accounts payable - related parties	84,565	76,220

Total Current Liabilities	91,507	83,912

STOCKHOLDERS’ DEFICIENCY

Common stock
75,000,000 shares authorized, at $0.001 par value;
35,350,000 shares issued and outstanding	35,350	35,350
Capital in excess of par value	21,100	21,100
Deficit accumulated during the pre-exploration stage	(143,642)	(132,269)

Total Stockholders’ Deficiency	(87,192)	(75,819)

	$ 4,315	$ 8,093

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2007 and 2006 and for the period from May 25, 2005 (date of inception) to September 30, 2007
(Unaudited - Prepared by Management)

	Three months ended September 30, 2007	Three months ended September 30, 2006	May 25, 2005 to September 30, 2007

REVENUES	$ -	$ -	$ -

EXPENSES:
Accounting and audit	1,750	3,545	23,865
Bank charges	28	28	447
Consulting	-	-	4,800
Exploration expenses	-	-	13,968
Filing fees	-	-	837
Incorporation costs	-	-	341
Legal	-	2,500	9,080
Management fees	7,000	9,000	61,000
Office	845	3,214	8,598
Rent	600	600	4,200
Telephone	300	300	2,608
Transfer agent’s fees	850	1,125	3,200
Travel and entertainment	-	5,056	10,698
	11,373	25,368	143,642

NET LOSS FROM OPERATIONS	$ (11,373)	$(25,368)	$(143,642)

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00	$ 0.00

AVERAGE OUTSTANDING SHARES

Basic	35,350,000	35,350,000

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended September 30, 2007 and 2006 and for the period from May 25, 2005 (date of inception) to September 30, 2007

(Unaudited - Prepared by Management)

	Three months ended Sept. 30, 2007	Three months ended Sept 30, 2006	May 25, 2005 (date of inception) to September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(11,373)	$(25,368)	$ (143,642)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	(750)	(4,205)	6,942

Net Cash Provided (Used) in Operations	(12,123)	(29,573)	(136,700)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	8,345	10,890	84,565
Proceeds from issuance of common stock	-	-	56,450
	8,345	10,890	141,015

Net (Decrease) Increase in Cash	(3,778)	(18,683)	4,315

Cash at Beginning of Period	8,093	18,813	-

CASH AT END OF PERIOD	$ 4,315	$ 130	$ 4,315

The accompanying notes are an integral part of these unaudited financial statements

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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
September 30, 2007
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

On September 30, 2007, the Company had a net operating loss carry forward of $143,642 for income tax purposes. The tax benefit of approximately $43,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The losses will expire 2025 to 2028.

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
September 30, 2007
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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 71% of the common stock issued and have made no interest, demand loans to the Company of $84,565.

Officers-directors are compensated for their services in the amount of a total $3,000 per month starting January 1, 2006.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited - Prepared by Management)

5. CAPITAL STOCK

During January 2006, the Company completed a private placement of post-split 28,000,000 common shares for $4,000 to its directors and a private placement of post- split 7,350,000 common shares for $52,450.

On February 5, 2007, the shareholders approved a forward split at the ratio of seven shares for one shares of the Company’s common stock. The forward split does not affect the Company’s authorized number of shares of common stock as set forth in the Articles of Incorporation and therefore such authorized number of shares after the forward split shall remain at 75,000,000. The post-split shares have been shown from inception.

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

LIQUIDITY AND CAPITAL RESOURCES

Grosvenor has not made any revenue since its inception on May 25, 2005 and has accumulated losses as at September 30, 2007 of $143,642. Basically, Grosvenor has no assets other than cash since the cost and exploration of the Chrome Vanadium are treated as a period expense and written off as incurred. Only when Grosvenor makes a decision to develop its claims due to having identified an ore body of significant value will future expenses be capitalized on the balance sheet. This might be a number of years into the future.

Grosvenor has raised money in the past from its shareholders through the sale of shares but recently has had to rely upon advances from its directors. The directors are prepared to advance money to it for the immediate future so that it does not have to rely on its creditors to carry its operations. Grosvenor’s directors have advanced $84,565 as at September 30, 2007.

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

As of September 30, 2007, Grosvenor’s total asset comprised cash where the cash on hand was $4,315. The Company’s total liabilities were $91,507 including $84,565 to related parties. As mentioned above, under general accepted accounting principles the cost of acquiring Grosvenor’s mineral claim, geological reports and any subsequent work performed on the claims is expense in the period incurred and not capitalized on the balance sheet until such time as Grosvenor has found a commercially viable ore reserve and a production decision is made. Therefore, Grosvenor’s major asset, being the Chrome-Vanadium claims, are not disclosed on the balance sheet.

Including the cost of completing our current exploration program on the Chrome-Vanadium 1, 2 and 3, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 8,500
Bank charges		100
Edgar filing fees	(ii)	1,100
Exploration expenses	(iii)	5,700
Filing fees - Nevada; Sec of State	(iv)	225
Management fees	iv)	12,000
Office and general expenses	(vi)	500
Rent and telephone	(vii)	3,600
Transfer agent fees	(viii)	1,000
Estimated expenses for the next twelve months		32,725
Account payable - unrelated parties only as at September 30, 2007		6,942
Cash requirement before following deductions		39,667
Deduct: Bank as at September 30, 2007		(4,315)
Cash requirements over the next twelve months		$ 35,352

(i) Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10K-SBs and 10Q-SBs as follows:

Period	Form	Accountant	Auditor	Amount

December 31, 2007	10Q-SB	1,000	500	1,500
March 31, 2008	10Q-SB	1,000	500	1,500
June 30, 2008	10K-SB	1,500	2,500	4,000
September 30, 2008	10Q-SB	1,000	500	1,500
Estimated total		$ 4,500	$ 4,000	$ 8,500

(ii) Edgar filing fees

We will be required to file the annual Form 10K-SB estimated at $350 and the three Form 10Q-SBs at $250 each for a total cost of $1,100.

(iii) Exploration expense

The Company will have to complete work on its mineral claims prior to January 5, 2008 in order to maintain them in good standing with the Province of British Columbia.

(iv) Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $125 has been paid to the Secretary of State and to Empire Transfer for being the registered agent for us.

(v) Management fees

The President of the Company will be the only director during the next twelve months to receive a management fee. He will be paid $1,000 per month.

(vi) Office and general

We have estimated a cost of approximately $500 for photocopying, printing, fax and delivery.

(vii) Rent and telephone

The Company pays its president $300 for the use of an office in his personal residence.

(viii) Transfer agent

The annual fee payable to Holladay Stock Transfer is estimated at $1,000.

Management has agreed not to charge interest on the monies advanced by them to the Company and not to demand repayment in the near future unless the Company has adequate funds on hand.

Accordingly, the “non-elective” budgeted expenditures detailed above excludes the ‘related party accounts payable’ of $84,565 due to the directors as at September 30, 2007.

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

We did work on the Chrome-Vanadium claims during 2006 but have not received any positive results to date. Prior to January 8, 2008 the Company will either complete its work program, depending upon weather conditions, or pay cash in lieu of work being done to the Ministry of Energy and Mines for the Province of British Columbia.

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

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to September 30 2007, the date of our most recent unaudited financial statements is $143,642. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

  ALEXANDER IBSEN
Alexander Ibsen
Chief Executive Officer
President and Director

October 31 , 2007

 PATRICK GRANT
Patrick Grant
Chief Financial Officer
Chief Accounting Officer

October 31 , 2007