Form 10QSB
period 2007-12-31
Grosvenor Explorations Inc.
filed 2008-02-05
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the six months ended December 31, 2007

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-132681

GROSVENOR EXPLORATIONS INC.
(Exact name of Company as specified in charter)

Nevada	98-0486676
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

2431 M. de la Cruz
Pasay City, Philippines
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (632-887-2131)

1533 Eagle Mountain Drive, Coquitlam, British Columbia, Canada, V3E 2Z3
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: January 31, 2008 - 212,100,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Grosvenor Explorations, Inc. and subsidiary (a pre-exploration stage company) at December 31, 2007 and the consolidated statement of operations and consolidated statement of cash flow for the three and six months ended December 31, 2007 and 2006 and for the period from May 25, 2005 (date of incorporation) to December 31, 2007 and the consolidated statement of changes in shareholders’ equity for the period from May 25, 2005 (date of inception) to December 31, 2007 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2007, are not necessarily indicative of the results that can be expected for the year ending June 30, 2008.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

(Unaudited - Prepared by Management)

	December 31, 2007	June 30, 2007
ASSETS

CURRENT ASSETS

Cash	$ 3,392	$ 8,093

Total Current Assets	$ 3,392	$ 8,093

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 96,397	$ 7,692
Accounts payable - related parties	-	76,220

Total Current Liabilities	96,397	83,912

STOCKHOLDERS’ DEFICIENCY

Common stock
75,000,000 shares authorized, at $0.001 par value;
35,350,000 shares issued and outstanding	35,350	35,350
Capital in excess of par value	21,100	21,100
Deficit accumulated during the pre-exploration stage	(149,455)	(132,269)

Total Stockholders’ Deficiency	(93,005)	(75,819)

	$ 3,392	$ 8,093

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended December 31, 2007 and 2006 and for the period from May 25, 2005 (date of inception) to December 31, 2007
(Unaudited - Prepared by Management)

	Three months ended Dec. 31, 2007	Three months ended Dec. 31, 2006	Six months ended Dec. 31, 2007	Six months ended Dec. 31, 2006	May 25, 2005 to Dec. 31, 2007

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES:
Accounting and audit	1,750	1,500	3,500	5,045	25,615
Bank charges	23	77	51	105	470
Consulting	-	-	-	-	4,800
Exploration expenses	-	5,500	-	5,500	13,968
Filing fees	-	-	-	-	837
Incorporation costs	-	-	-	-	341
Legal	-	2,580	-	5,080	9,080
Management fees	3,000	9,000	10,000	18,000	64,000
Office	140	727	985	3,941	8,738
Rent	600	600	1,200	1,200	4,800
Telephone	300	300	600	600	2,908
Transfer agent’s fees	-	-	850	1,125	3,200
Travel and entertainment	-	2,386	-	7,442	10,698
	5,813	22,670	17,186	48,038	149,455

NET LOSS FROM OPERATIONS	$ (5,813)	$ (22,670)	$ (17,186)	$ (48,038)	$(149,455)

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00	$ 0.00	$ 0.00	$ 0.00

AVERAGE OUTSTANDING SHARES

Basic	35,350,000	35,350,000	35,350,000	35,350,000

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three and six months ended December 31, 2007 and 2006 and for the period from May 25, 2005 (date of inception) to December 31, 2007

(Unaudited - Prepared by Management)

	Six Months Ended Dec. 3, 2007	Six months ended Dec. 31, 2006	May 25, 2005 (date of inception) to Dec. 31,2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (17,186)	$ (48,038)	$ (149,455)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	88,705	(3,200)	96,397

Net Cash Provided (Used) in Operations	71,519	(51,238)	(53,058)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from loan from related party	(76,220)	32,706	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	56,450

Net (Decrease) Increase in Cash	(4,701)	(18,532)	3,392

Cash at Beginning of Period	8,093	18,813	-

CASH AT END OF PERIOD	$ 3,392	$ 281	$ 3,392

The accompanying notes are an integral part of these unaudited financial statements

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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
December 31, 2007
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

On December 31, 2007, the Company had a net operating loss carry forward of $149,455 for income tax purposes. The tax benefit of approximately $44,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The losses will expire 2025 to 2028.

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
December 31, 2007
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

3. AQUISITION OF MINERAL CLAIM

The Company acquired three mineral claims, known as the Crome-Vandium 1, 2, and 3, situated in British Columbia, with an expiration date of January 5, 2008. The Company allowed the Crome-Vandium 1, 2 and 3 to expire on January 5, 2008 without renewing them. The Company has no further interest in the minerals on these claims and there are no liabilities now that the claims have expired.

4. SIGNIFICANT TRANSACTIONS WITH FORMER RELATED PARTY

The former officers-directors have acquired 71% of the common stock issued and have made no interest, demand loans to the Company of $88,205. This amount has been reclassified to accounts payable on the balance sheet. As of December 2007, the monthly salaries to these directors ceased.

The new officers-directors have not yet been compensated for their services and they have not yet decided upon a reasonable monthly compensation.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited - Prepared by Management)

5. CAPITAL STOCK

During January 2006, the Company completed a private placement of post-split 28,000,000 common shares for $4,000 to its former directors and a private placement of post- split 7,350,000 common shares for $52,450.

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

7. SUBSEQUENT EVENTS

On January 18, 2008, the Company has a forward split of its common shares on the basis of 6 new shares for each one old share held. With this split there are now issued and outstanding 212,100,000 common shares outstanding with a par value of $0.001 per share.

The authorized share capital was increased from 75,000,000 common shares with a par value of $0.001 to 450,000,000 common shares with a par value of $0.001.

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

Subsequent to December 31, 2007, Grosvenor allowed the Chrome-Vanadium 1, 2 and 3 to lapse without maintaining them in good standing with the Ministry of Energy and Mines for the Province of British Columbia.

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

LIQUIDITY AND CAPITAL RESOURCES

Grosvenor has not made any revenue since its inception on May 25, 2005 and has accumulated losses as at December 31, 2007 of $149,455. Basically, Grosvenor has no assets other than cash since, in the past, the cost and exploration of the Chrome Vanadium was treated as a period expense and written off as incurred. The Chrome Vanadium expired on January 5, 2008 without Grosvenor renewing them. Grosvenor no longer has any interest in the minerals on the Chrome Vandium claims and had no liability attached thereto.

Grosvenor has raised money in the past from its shareholders through the sale of shares but recently has had to rely upon advances from its former directors. The former directors have contributed $88,205 as advances to meet expenses as needed.

As of December 31, 2007, Grosvenor’s total asset comprised cash where the cash on hand was $3,392. Its total liabilities were $96,397 including $88,205 advances from its former directors.

Our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 8,500
Bank charges		100
Edgar filing fees	(ii)	1,100
Filing fees - Nevada; Sec of State	(iii)	225
Office and general expenses	(iv)	500
Transfer agent fees	(v)	1,000
Estimated expenses for the next twelve months		11,425
Account payable as at December 31, 2007	(vi)	96,397
Cash requirement before following deductions		107,822
Deduct: Bank as at December 31, 2007		(3,392)
Cash requirements over the next twelve months		$ 104,430

(i) Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10K-SBs and 10Q-SBs as follows:

Period	Form	Accountant	Auditor	Amount

March 31, 2008	10Q-SB	1,000	500	1,500
June 30, 2008	10K-SB	1,500	2,500	4,000
September 30, 2008	10Q-SB	1,000	500	1,500
December 31, 2008	10Q-SB	1,000	500	1,500
Estimated total		$ 4,500	$ 4,000	$ 8,500

(ii) Edgar filing fees

We will be required to file the annual Form 10K-SB estimated at $350 and the three Form 10Q-SBs at $250 each for a total cost of $1,100.

(iii) Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $125 has been paid to the Secretary of State and to Empire Transfer for being the registered agent for us.

(iv) Office and general

We have estimated a cost of approximately $500 for photocopying, printing, fax and delivery.

(v) Transfer agent

The annual fee payable to Holladay Stock Transfer is estimated at $1,000.

        (vi) Accounts Payable

Included in accounts payable is amount owed to the Grosvenor’s former directors and officers in the amount of $88,205. Previously they agreed to charge no interest on the amounts advanced by them and are presently willing to continue with this no interest policy.

Business Development

Grosvenor’s office is now located at 2431 M. de la Cruz P.C., Manila, Philippines which is th personal residence of its new president and director; Feliman A. Lee. Grosvenor, and its wholly-owned subsidiary, has not been a party to any bankruptcy, receivership or similar proceedings since its inception. Grosvenor has not been involved in any reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Grosvenor has allowed the Chorme-Vanadium claims to lapse without maintaining them in good standing. The claims lapsed on January 5, 2008 and Grosvenor has not further interest in the mineral rights on these claims nor does it have any liabilities associated with the lapsing of the claims.

The new Board of Directors are seeking another claim group in the Philippines but has not yet identified one of merit.

Other mineral properties

Previously, Grosvenor concentrated its efforts on the Chrome-Vanadium claims to determine what mineralization exists thereon. The work program completed in the last year did not identify any mineralization which would warrant the retention of these claims and the new directors allowed them to expire without maintaining them in good standing.

Grosvenor’s Principal Product or Services

With the expiry of the minerals claims, Grosvenor does not have any product which might have been derived from its claims.

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

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to December 31 2007, the date of our most recent unaudited financial statements is $149,455. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

3.
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

4. We anticipate the need to sell additional treasury share in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

5. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

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

6. Grosvenor does not have any mineral property to build its future on.

With the expiry of the minerals rights to the Chrome-Vanadium claims, Grovenor has no asset whereby it might expect future growth through the realization of revenues. There are the possibilities that our new directors might not identify a mineral claim of merit and hence Grosvenor would have no assets for the future. This could result in Grosvenor having to terminate its operations.

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

PART 11 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings to which Grosvenor and its wholly owed subsidiary are party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 5, 2007, the shareholders, by majority vote, approved a split in a forward manner at a ration of every one (1) share of common stock being forward split into seven (7) shares of common stock. This forward split will not affect the corporation’s number of authorized shares of common stock, which shall remain at 75,000,000.

On January 18, 2007, the majority of the shareholders approved a split in a forward manner at a ration of every one (1) share of common stock being forward split into six (6) shares of common stock. The forward split increased the authorized share capital from 75,000,000 common shares with a par value of $0.001 per share to 450,000,000 common shares with a par value of $0.001.

ITEM 5.  OTHER INFORMATION

On December 7, 2007, Patrick Grant, Chief Financial Officer and Director, has accepted the resignation of Alexander Ibsen as President, Chief Executive Officer and Director of the Company effective immediately. The Board of Director has appointed Felimon Amolar Lee as a Director to fill the vacancy left by Alexander Ibsen. In addition, the Board of Directors has appointed Rizanina Raneses as a Director of the Company. The Directors appointed Felimon Amolar Lee as President and Chief Executive Officer.

Felimon Lee received a degree in geology in 1976 from the University of the Philippines and subsequently obtained a Masters in Geological Sciences. For the period from 1982 to 1985 he was employed as a prospecting geologist for Zaputo Mines in the Philippines. Later he worked for Davao Mining LLC for the period from 1985 to 2001. Currently he is working for Aquino Enterprises Inc. in both the Philippines and Malaysia searching for mineral properties of merit either grass route or existing mining sites.

Rizanina Raneses has a Bachelor of Science degree in Geology which she obtained in 2003 and is now working towards a Masters in Geological Science. She is part time with the Bureau of Mines and Mining of the Government of the Philippines where she is responsible for analyzing much of the geological data to be published on geological maps of the Provinces of the Philippines.

On December 10, 2007, Felimon Lee, Chief Executive Officer, President and Director, has accepted the resignation of Patrick N. Grant as Chief Financial Officer, Chief Accounting Officer, Secretary Treasurer and Director of the Company effective immediately. The Board of Director has appointed Rizanina Raneses, to fill the vacancy left by Patrick N. Grant, as Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer.

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

(b)
Report on Form 8-K

December 7, 2007 - resignation of Alexander Ibsen who was replaced as president and director by Felimon A. Lee and Rizanina G. Raneses was appointed a director.

December 10, 2007 - resignation of Patrick Grant as an officer and director who was replaced as an officer by Rizanina Raneses.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROSVENOR EXPLORATIONS, INC.
        (Registrant)

  FELIMON A. LEE
Felimon A. Lee
Chief Executive Officer
President and Director

February 5 , 2008

 RIZANINA G. RANESES
Rizanina G. Raneses
Chief Financial Officer
Chief Accounting Officer

February 5 , 2008