Form 10QSB
period 2008-04-08
Grosvenor Explorations Inc.
filed 2008-04-28
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the nine months ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act )Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  March 31, 2008 - 212,100,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

		Page
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheet as at March 31, 2008 withcomparative figures as at June 30, 2007	4

	Consolidated Statement of Operations For the three and nine months ended March 31, 2008 and 2007 and for the period May 25, 2005 (Date of Inception) to March 31, 2008	5

	Consolidated Statement of Changes in Stockholders’ Equity For the period from May 25, 2005 (Date of Inception) to March 31, 2008	7

	Consolidated Statement of Cash Flows For the nine months ended March 31, 2008 and 2007 and for the period May 25, 2005 (Date of Inception) to March 31, 2008	8

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	12

ITEM 3.	Controls and Procedures	16

PART 11.	OTHER INFORMATION	16

ITEM 1.	Legal Proceedings	16

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

ITEM 3.	Defaults Upon Senior Securities	16

ITEM 4.	Submission of Matters to a Vote of Security Holders	16

ITEM 5.	Other Information	17

ITEM 6.	Exhibits and Reports on Form 8-K	17

	SIGNATURES.	19

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Grosvenor Explorations, Inc. and subsidiary (a pre-exploration stage company) at March 31, 2008 and the consolidated statement of operations and consolidated statement of cash flow for the three and nine months ended March 31, 2008 and 2007 and for the period from May 25, 2005 (date of incorporation) to March 31, 2008 and the consolidated statement of changes in shareholders’ equity for the period from May 25, 2005 (date of inception) to March 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2008, are not necessarily indicative of the results that can be expected for the year ending June 30, 2008.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

(Unaudited – Prepared by Management)

	March 31, 2008	June 30, 2007

ASSETS

CURRENT ASSETS

Cash	$ 2,954	$ 8,093

Total Current Assets	$ 2,954	$ 8,093

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 109,782	$ 7,692
Accounts payable – related parties	-	76,220

Total Current Liabilities	109,782	83,912

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
212,100,000 shares issued and outstanding	212,100	212,100
Capital in excess of par value	(151,750)	(155,650)
Deficit accumulated during the pre-exploration stage	(167,178)	(132,269)

Total Stockholders’ Deficiency	(106,828)	(75,819)

	$ 2,954	$ 8,093

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended March 31, 2008 and 2007 and for the period from May 25, 2005 (date of inception) to March 31, 2008
(Unaudited – Prepared by Management)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Nine months ended March 31, 2008	Nine months ended March 31, 2007	May 25, 2005 to March 31, 2008

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES:
Accounting and audit	1,750	1,500	5,250	6,545	27,365
Bank charges	27	73	78	178	497
Consulting	2,000	-	2,000	-	6,800
Exploration expenses	5,000	951	5,000	6,451	18,968
Filing fees	-	-	-	-	837
Incorporation costs	-	-	-	-	341
Legal	3,146	1,059	3,146	6,139	12,226
Management fees	3,000	9,000	13,000	27,000	67,000
Office	595	1,677	1,580	5,618	9,333
Rent	600	600	1,800	1,800	5,400
Telephone	300	300	900	900	3,208
Transfer agent’s fees	1,305	725	2,155	1,850	4,505
Travel and entertainment	-	-	-	7,442	10,698
	17,723	15,885	34,909	63,923	167,178

NET LOSS FROM OPERATIONS	$ (17,723)	$ (15,885)	$ (34,909)	$ (63,923)	$(167,178)

NET LOSS PER COMMON SHARE

Basic and diluted	$0.00	$ 0.00	$ 0.00	$ 0.00

AVERAGE OUTSTANDING SHARES

Basic	212,100,000	212,100,000	212,100,000	212,100,000

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
 (Pre-Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period  May 25, 2005 (date of inception) to March 31, 2008

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance May 25, 2005	-	$ -	$ -	$ -

Net operating loss for the one month ended June 30, 2005	-	-	-	(500)

Issuance of common shares for cash at $0.001 – January, 2006	168,000,000	168,000	164,000	-

Issuance of common shares for cash at $0.05 – January, 2006	44,100,000	44,100	(319,650)	-

Net operating loss for the year ended June 30, 2006	-	-	-	(51,140)

Balance as at June 30, 2006	212,100,000	212,100	(155,650)	(51,640)

Net operating loss for the year ended June 30, 2007	-	-	-	(80,629)

Balance as at June 30, 2007	212,100,000	212,100	(155,650)	(132,269)

Net operating loss for the period ended March 31, 2008	-	-	-	(34,909)

Capital contributions - expenses	-	-	3,900	-

Balance as at March 31, 2008	212,100,000	$ 212,100	$ (151,750)	$ (167,178)

The accompanying notes are an integral part of these financial statements

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three and nine months ended March 31, 2008 and 2007 and for the period from May 25, 2005 (date of inception) to March 31, 2008

(Unaudited – Prepared by Management)

	Nine months ended March 31, 2008	Nine months ended March 31, 2007	May 25, 2005 (date of inception) to March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (34,909)	$ (63,923)	$ (167,178)

Adjustments to reconcile net loss to net cash provided by operating activities:

Prepaid expenses	-	(441)	-
Capital contributions - expenses	3,900	-	3,900
Changes in accounts payable	102,090	(2,200)	109,782

Net Cash Provided (Used) in Operations	71,081	(66,564)	(53,496)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from loan from related party	(76,220)	58,107	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	56,450

Net (Decrease) Increase in Cash	(5,139)	(8,457)	2,954

Cash at Beginning of Period	8,093	18,813	-

CASH AT END OF PERIOD	$ 2,954	$ 10,356	$ 2,954

The accompanying notes are an integral part of these unaudited financial statements

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

(Unaudited – Prepared by Management)

1.           ORGANIZATION

The Company, Grosvenor Explorations Inc. (formerly Grosvenor Explorations Ltd.), was incorporated under the laws of the State of Nevada on May 25, 2005 with the authorized capital stock of 75,000,000 shares at $0.001 par value.  The Company organized its wholly owned subsidiary, Grovensor Explorations Ltd., which was incorporated in British Columbia on October 19, 2005.  In January 2008, a majority of the shareholders agree to an increase in the authorized capital stock to 450,000,000 shares at $0.001 par value.

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
March 31, 2008
(Unaudited – Prepared by Management)

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

On March 31, 2008, the Company had a net operating loss carry forward of $167,178 for income tax purposes.  The tax benefit of approximately $50,100 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.   The losses will expire 2025 to 2029.

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
March 31, 2008
(Unaudited – Prepared by Management)

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

4.           SIGNIFICANT TRANSACTIONS WITH FORMER RELATED PARTY

The former officers-directors have acquired 79% of the common stock issued.  This amount has been reclassified to accounts payable on the balance sheet.  As of December 2007, the monthly salaries to these directors ceased.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited – Prepared by Management)

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

LIQUIDITY AND CAPITAL RESOURCES

Grosvenor has not made any revenue since its inception on May 25, 2005 and has accumulated losses as at March 31, 2008 of $167,178.  Basically, Grosvenor has no assets other than cash since, in the past, the cost and exploration of the Chrome Vanadium was treated as a period expense and written off as incurred.  The Chrome Vanadium expired on January 5, 2008 without Grosvenor renewing them.   Grosvenor no longer has any interest in the minerals on the Chrome Vandium claims and had no liability attached thereto.

Grosvenor has raised money in the past from its shareholders through the sale of shares but recently has had to rely upon advances from its former directors.   The former directors have contributed $90,457 as advances to meet expenses as needed.

As of March 31, 2008, Grosvenor’s total asset comprised cash where the cash on hand was $2,954.  Its total liabilities were $109,782 including $90,457 advances from its former directors.

Our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 8,500
Bank charges		100
Edgar filing fees	(ii)	1,100
Filing fees – Nevada; Sec of State	(iii)	225
Office and general expenses	(iv)	1,000
Transfer agent fees	(v)	1,000
Estimated expenses for the next twelve months		11,425
Account payable as at March 31, 2008	(vi)	109,782
Cash requirement before following deductions		121,707
Deduct: Bank as at March 31, 2008		(2,954)
Cash requirements over the next twelve months		$ 118,753

(i)           Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10K-SBs and 10Q-SBs as follows:

Period	Form	Accountant	Auditor	Amount

June 30, 2008	10K-SB	1,500	2,500	4,000
September 30, 2008	10Q-SB	1,000	500	1,500
December 31, 2008	10Q-SB	1,000	500	1,500
March 31, 2009	10Q-SB	1,000	500	1,500
Estimated total		$ 4,500	$ 4,000	$ 8,500

(ii)           Edgar filing fees

We will be required to file the annual Form 10K-SB estimated at $350 and the three Form 10Q-SBs at $250 each for a total cost of $1,100.

(iii)	Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $125 has been paid to the Secretary of State and to Empire Transfer for being the registered agent for us.

(iv)           Office and general

We have estimated a cost of approximately $1,000 for photocopying, printing, fax and delivery.

(v)           Transfer agent

The annual fee payable to Holladay Stock Transfer is estimated at $1,000.

(vi)           Accounts Payable

Included in accounts payable is amount owed to the Grosvenor’s former directors and officers in the amount of $90,457.  Previously they agreed to charge no interest on the amounts advanced by them and are presently willing to continue with this no interest policy.

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

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to March 31, 2008, the date of our most recent unaudited financial statements is $167,178.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

With the expiry of the minerals rights to the Chrome-Vanadium claims, Grovenor has no asset whereby it might expect future growth through the realization of revenues.   There are the possibilities that our new directors might not identify a mineral claim of merit and hence Grosvenor would have not assets for the future.   This could result in Grosvenor having to terminate its operations.

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

PART 11 – OTHER INFORMATION

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

(b)
Report on Form 8-K

December 7, 2007 – resignation of Alexander Ibsen who was replaced as president and director by Felimon A. Lee and Rizanina G. Raneses was appointed a director.
December 10, 2007 – resignation of Patrick Grant as an officer and director who was replaced as an officer by Rizanina Raneses.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROSVENOR EXPLORATIONS, INC.
         (Registrant)

     FELIMON A. LEE
        Felimon A. Lee
       Chief Executive Officer
       President and Director

      April 13, 2008

      RIZANINA G. RANESES
            Rizanina G. Raneses
        Chief Financial Officer
     Chief Accounting Officer

      April 13, 2008