Form 10-K
period 2008-06-30
Grosvenor Explorations Inc.
filed 2008-09-17
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended June 30, 2008

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

Issuer’s telephone number 632-887-2131

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Grosvenor Explorations Inc. knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [    ]

State issuer’s revenues for its most recent fiscal year:	$ -0-

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting stock held by nonaffiliates of Grosvenor Explorations Inc. .  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at June 30, 2008, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of September 15, 2008, Grosvenor Explorations Inc. has 212,100,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS
PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

The Company was incorporated under the laws of the State of Nevada on May 25, 2005 under the name of Grosvenor Explorations Ltd. (“Grosvenor”).  On June 3, 2005, a Certificate of Correction was filed with the Secretary of State for Nevada and the name was changed to Grosvenor Explorations Inc.   Our fiscal year end is June 30.  Our executive offices are located at 2431 M. de la Cruz, Pasay City, Philippines.  Our telephone and fax number is 632-887-2131.  Other than our wholly owned subsidiary, Grosvenor Explorations Ltd. (“Grosvenor Canada”), the Company does not have any subsidiaries, affiliated companies or joint venture partners.

Grosvenor Canada was incorporated under the laws of British Columbia Canada on October 19, 2005 for the purpose of holding registered and beneficial title to the Company’s mineral claims situated in British Columbia, Canada.  The Company allowed these mineral claims to lapse during the year and no longer have any rights to the minerals thereon.

We are a start-up mineral company in the pre-exploration stage and have not generated any operating revenues since inception.  We have incurred losses since inception and our auditors have issued a going concern opinion since we must raise additional capital, through the sale of our securities, in order to fund our operations.  There can be no assurance we will be able to raise this capital.  We are the registered and beneficial owner of a 100% interest in the Kon Tum Gold Claim (“Kon Tum”) located in Vietnam.

Grosvenor acquired the Kon Tum for a cash purchase of $5,000 from Norgae Mining LLC, an unrelated company, including a geological report on the claim prepared by Charlie Brennan, Professional Geologist.

Presently, we have no interest in any other mineral property and are not engaged in the exploration of any other mineral properties.  There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the Kon Tum or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.  To date, we have not conducted any exploration work on the Kon Tum.

We have no fulltime employees and management of Grosvenor, all or who reside in the Philippines, devotes a very small percentage of their time to the affairs of the Company. There might be a conflict with our new directors in that both are professional geologists and will be introduced to other mineral properties which they might recommend to both our Company and to other clients of theirs.   Such situations could create a conflict of interest.

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report attached to the financial statements dated June 30, 2008.  We have cash of $920 as at June 30, 2008 and have liabilities of $113,425.  Since our inception we have incurred accumulated losses of $176,755.  We anticipate minimum operating expenses for the next twelve months of $139,391 (refer to page 17).  It is extremely unlikely we will earn any revenue for a minimum of 5 years.  We do not have any employees either full or part time.

Grosvenor has 212,100,000 shares outstanding.

Grosvenor is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.

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

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of Grosvenor and the notes, which forms an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

This Form 10K also contains forward-looking statements that involve risks and uncertainties.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline on the OTCBB.

Risks Associated with our Company:

1.
Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our 2008 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to commit to loan or advance capital to us, we believe that if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity and may have to cease operations and go out of business.

2.
Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our sole property, the Kon Tum does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of our shareholders’ investment.

3.	We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to June 30, 2008, the date of our most recent audited financial statements is $176,755.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

4.           We have no known ore reserves. Without ore reserves we cannot generate income and if we cannot generate income we will have to cease exploration activity which will result in the loss of our shareholders’ investment.

We have no known ore reserves.   Even if we find gold mineralization we cannot guarantee that any gold mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will mean we cannot generate income.  If we cannot generate income we will have to cease exploration activity, which will result in the loss of our shareholders’ investment.

5.	If we don't raise enough money for exploration, we will have to delay exploration or go out of business, which will result in the loss of our shareholders’ investment.

We are in the very early pre-exploration stage.  We need to raise additional capital to undertake our planned exploration activity.  We estimate we do not have sufficient cash on hand, to continue operations for twelve months.  One may be investing in a company that will not have the funds necessary to conduct any meaningful exploration activity due to our inability to raise additional capital. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of our shareholders’ investment.

6.
Because we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and our shareholders will lose their investment.

Any potential development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because we are small and do not have much capital, we must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on the Kon Tum will involve the consideration and evaluation of several significant factors including, but not limited to:

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

Such programs will require very substantial additional funds. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and our shareholders will lose their entire investment in our Company.

We may not have access to all of the supplies and materials we need in Vietnam to begin exploration which could cause us to delay or suspend exploration activity.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. These items might be difficult to obtain in Vietnam without some form of governmental assistance. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we are able to raise the requisite capital.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

7.
Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President and CEO, will be devoting only 10% of his time, approximately 15 hours per month, to our operations and business.  Our CFO and Secretary-Treasurer will be devoting only approximately 10 hours per month to our operations.  As a consequence our business may suffer.  For example,  because our officers and directors have other outside business activities, both being Professional Geologists, and they may not be in a position to devote a majority of their time to our exploration activity.  Therefore, our exploration activity may be sporadic or may be periodically interrupted or suspended.   Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

Risks Associated with owning our Shares:

8.   Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the Kon Tum, our sole property, does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. Previous mining exploration activities may have caused environmental damage to the Kon Tum. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the Kon Tum is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

9. No matter how much money is spent on the Kon Tum, the risk is that we might never identify a commercially viable ore reserve.

No matter how much money is spent over the years on the Kon Tum, we might never be able to find a commercially viable ore reserve.  Over the coming years, we could spend a great deal of money on the Kon Tum without finding anything of value.  There is a high probability the Kon Tum does not contain any reserves so any funds spent on exploration will probably be lost.

10. Even with positive results during exploration, the Kon Tum might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible.  If the cost of extracting any minerals that might be found on the Kon Tum is in excess of the selling price of such minerals, we would not be able to develop the Kon Tum.  Accordingly even if ore reserves were found on the Kon Tum, without sufficient tonnage we would still not be able to economically extract the minerals from the Kon Tum in which case we would have to abandon the Kon Tum and seek another mineral property to develop, or cease operations altogether.

11. We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock.  This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

12. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

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

Forward Looking Statements

In addition to the other information contained in this Form 10K, it contains forward-looking statements which involve risk and uncertainties.  When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10K including financial statements, attachments and risk factors before considering an investment.

ITEM 2. DESCRIPTION OF PROPERTY

Our sole mineral property is:

Kon Tum Gold Claim

In 2008, we acquired a 100% interest in the Kon Tum Gold Claim that was staked to cover gold zones within the similar to the La Son Gold Claim which is located approximately 21 kilometers to the west of the Kon Tum, produced in excess of 15 million ounces of gold and is currently being reactivated on a limited basis.

Kon Tum is located 18 km Northeast of Kon Tum, (closest city) lies 18 Km North east of Doc To and 53 Km Northwest of Pleiku.

Property Description and Location

Kon Tum consists of 1 unpatented mineral claim, located 18 km Northeast of Kon Tum, and  43 km Southwest of Doc To at UTM co-ordinates Latitude 14°21’00”North and Longitude 108°00’00”East. The mineral claim was assigned to our Company by Norgae Mining LLC. and the said assignment was filed with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Vietnam.

There are no known environmental concerns or parks designated for any area contained within the claims. The property has no encumbrances.  As advanced exploration proceeds there may be bonding requirements for reclamation.

Grosvenor purchased a 100% interest in the Kon Tum.

Accessibility, Climate, Local Resources, Infrastructure and Topography

The common topographical features of Kon Tum are of the highland type. The remarkable characteristic of the Kon Tum topography is the fairly distinctive division of tiers from north to south. [Missing Graphic Reference]The north of the province is high mountains, the Lang Bian plateau, with summits of altitudes between 1,300m – above 2,000m such as Bidoup (2,287m), Lang Bian (2,167m). [Missing Graphic Reference]The east and the west are mountains with modest altitudes (500 – 1,000m). [Missing Graphic Reference]The south is topographically the transition from the Di Linh – Bảo Lộc plateau to the semi-flat country.

Kon Tum province is situated in the Tây Nguyên Highlands climatic zone 4, a tropical climate with monsoon. On the whole territory, due to a complex topography, there is a difference in elevation and degree of vegetation covering. However, the weather of Kon Tum is temperate and mild all the year round, notable changes are rare in the annual cycle.

The navigation on the Đồng Nai River is possible only along 60km in the dry season, chiefly in the Cát Tiên area.

The Kon Tum zone is the zone of experienced growers of vegetables, fruits and flowers. The produce of the zone, originally from sub-tropical and temperate zones, is well-known to the domestic market and the foreign market as well.

History

Vietnam is constituted mainly by the folded belts surrounding two shields, cratonised in the Upper Proterozoic: the Yangtze craton and the Indochinese shield, located in the Mekong basin and occupying most of Cambodia and the contiguous parts of Laos and Vietnam. The folding occurred during the late-hercynian (early Triassic) orogenic movements, active mainly in the central and southern Vietnam and the indosinian (late Triassic, ante-Norian) orogeny. The indosinian folding domain occupies most of the North Vietnam, down to the Ca river fault. With the latter orogeny, considered to be the most important of Indochina, was achieved the stabilization of the region. However several "active" structures (troughs/grabens) have been formed in the Mesozoic (Tu Le, Sam Nua, Dalat troughs) and in the Cenozoic

Gold has been mined in Vietnam since immemorial times. At present, its production is probably about 1 t/y, part of which is produced by the local population (panners). Eight major gold fields are known in the northern Vietnam and two in the south. In the Chiem Hoa area, gold mineralisation consisting of native gold and calaverite is associated with stibnite. The large Lang Vai Au-Sb deposit contains several tens of tons of gold. Placers and auriferous quartz vein occurrences ( Pac Lan deposit) are known in the Ngan Son - Cao Bang area, in Vinh Phu province (Kim Boi, Cho Binh deposits) and to the south of Thanh Hoa (at Phu Qui and Lang Chau). Near Cua Rao in the Nge Tinh province, the alluvium of the Nam Chou River contains 1-5 g/t Au over some 8 km . The rich (10-15 g/t Au) Bong Mieu deposit, located about 80 km S of Da Nang, was exploited by the French. A reserve of 5 t Au has been found by a recent exploration. The mineralisation comprising native gold, auriferous pyrite and minor galena in quartz veins, 3-4 m in thickness, is hosted in gneisses. As already mentioned, several antimony, copper, manganese and iron deposits contain gold.

Numerous showings of mineralization have been discovered in the area and six prospects have achieved significant production, with the nearby La Son Gold Mine (21 kilometers away) producing 120,000 ounces of gold annually.

During the 1990’s several properties East of Kon Tum were drilled by junior mineral exploration companies.

We are prepared to conduct preliminary exploration work on the property.

Geological Setting

The geological structure of Kon Tum is comprised of sedimentary rocks, eruptive rocks and intrusive rocks, belonging to the period between the middle Jurassic to the Quaternary. The sedimentary and eruptive rocks are divided into 14 strata of different ages and constituents. The intrusive rocks within Kon Tum belong to 4 systems: Định Quán, Đèo Cả, Cà Ná and Cù Mông.

Kon Tum zone is a pre-Cambrian crustal block which subsided in the early-middle Jurassic, and most of the zone was tectonically subject to the forceful action of magma in the late Mesozoic and the Kainozoic.

Stratigraphy

The substratum of Vietnam is formed by various rocks of Precambrian to quaternary age. The Precambrian formations occur in the Kontum massif, extending over most of the central Vietnam, and in the north of the country, principally along the Red river. The crystalline rocks (migmatites, ortho-gneisses) cropping out between the Song Chay and Red rivers, are considered to be of a probable Archean age.

Gold at the La Son Gold Mine (which, as stated above, is in close proximity to the Kon Tum) is generally concentrated within extrusive Precambrian rocks in the walls of large volcanic caldera.

Intrusive

Proterozoic intrusive comprise granites of the Chu Lai and the Tumorong massifs, in the southern Vietnam,  as well as the basic rocks of the Bao Ha - Ca Vinh complexes and the granitic rocks, often gneissic, of the Song Chay massif in the north. Several phanerozoic intrusive/magmatic series, have been distinguished:

•	Upper paleozoic, including granites basic rocks (Vitthulu complexe) and permian effusions;

•	Triassic, emplaced during the indosinian orogeny, most widely spread in Vietnam, comprising a large variety of rocks, from ultramafic to granitic.

•	Upper Cretaceous-Paleogene, comprising alcaline, effusive rocks, granites, syenites as well as some gabbros and peridotites.

Structure

CAPSULE DESCRIPTION: Graphite veins currently mined are from few centimeters to a meter thick. Typically they cut amphibolite to granulite grade metamorphic rocks and/or associated intrusive rocks.

TECTONIC SETTING(S): Katazone (relatively deep, high-grade metamorphic environments associated with igneous activity; conditions that are common in the shield areas).

DEPOSITIONAL ENVIRONMENT/GEOLOGICAL SETTING: Veins form in high-grade, dynamothermal metamorphic environment where met sedimentary belts are invaded by igneous rocks.

AGE OF MINERALIZATION: Any age; most commonly Precambrian.

HOST/ASSOCIATED ROCK TYPES: Hosted by paragneisses, quartzites, clinopyroxenites, wollastonite-rich rocks, pegmatites. Other associated rocks are charnockites, granitic and intermediate intrusive rocks, quartz-mica schists, granulites, aplites, marbles, amphibolites, magnetite-graphite iron formations and anorthosites.

Deposit Types

Deposits are from a few millimeters to over a meter thick in places, although usually less than 0.5 meter thick. Individual veins display a variety of forms, including saddle-, pod- or lens-shaped, tabular or irregular bodies; frequently forming anatomizing or stock work patterns

Mineralization is located within a large fractured block created where prominent northwest-striking shears intersect the northstriking caldera fault zone. The major lodes cover an area of 2 km and are mostly within 350m of the surface. Lodes occur in three main structural settings:

(i)           steeply dipping northweststriking shears;

(ii)           flatdipping (1040) fractures (flatmakes); and

(iii)           shatter blocks between shears.

Most of the gold occurs in telluride’s and there are also significant quantities of gold in pyrite.

Mineralization

No mineralization has been reported for the area of the property but structures and shear zones affiliated with mineralization on adjacent properties pass through it.

Exploration

Previous exploration work has not to the author’s knowledge included any attempt to drill the structure on Kon Tum.  Records indicate that no detailed exploration has been completed on the property.

Property Geology

To the east of the property is intrusive consisting of rocks such as tonalite, monzonite, and gabbro while the property itself is underlain by sediments and volcanic. The intrusive also consist of a large mass of granodiorite towards the western most point of the property.

Adjacent Properties

The adjacent properties are cited as examples of the type of deposit that has been discovered in the area and are not major facets to this report.

Interpretations and Conclusions

The area is well known for numerous productive mineral occurrences including the La Son Gold Claim.

The locale of the Kon Tum is underlain by the units of the Precambrian rocks that are found at those mineral occurrence sites.

These rocks consisting of cherts and argillites (sediments) and andesitic to basaltic volcanic have been intruded by granodiorite. Structures and mineralization probably related to this intrusion are found throughout the region and occur on the claim. They are associated with all the major mineral occurrences and deposits in the area.

Mineralization found on the claim is consistent with that found associated with zones of extensive mineralization. Past work however has been limited and sporadic and has not tested the potential of the property.

Potential for significant amounts of mineralization to be found exists on the property and it merits intensive exploration.

Recommendations by Charlie Brennan, Professional Geologist

A two phased exploration program to further delineate the mineralized system currently recognized on Kon Tum is recommended. The program would consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geophysical survey using both magnetic and electromagnetic instrumentation in detail over the area of the showings and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on the claim that are mineralized and in detail on the known areas of mineralization. The effort of this exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

The proposed budget for the recommended work in VND 621,381,266 (US $36,777.95) is as follows:

Phase I

	Vietnam Dong	U.S. Dollars

1. Geological mapping	110,457,300	$ 6,537.68

2. Geological Surveying	159,215,710	9,423.57

Total Phase I	269,673,010	$15,961.25

Phase II

1. Geochemical surveying and surface sampling (includes sample collection and assaying)	351,708,256	$20,816.70

Total Phase II	351,708,256	$20,816.70

Total Exploration	621,381,266	$36,777.95

We intend to complete Phase I exploration work on the Kon Tum, our sole property.  No exact date has been determined for the commencement of exploration work on the Kon Tum.

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds might be limited.  If we are unable to raise the necessary funds, we would be required to suspend Grosvenor's operations and liquidate our company.

There are no permanent facilities, plants, buildings or equipment on the Kon Tum.

Investment Policies

Grosvenor does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by Grosvenor.   Presently Grosvenor does not have any excess funds to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Grosvenor is a party or to which the Kon Tum is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Grosvenor’s date of inception.  Management plans to hold an Annual General Meeting of Stockholders during 2008.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since inception, Grosvenor has not paid any dividends on its common stock, and Grosvenor does not anticipate that it will pay dividends in the foreseeable future.  As at June 30, 2008, Grosvenor had 45 shareholders; two of these shareholders are an officers and director of Grosvenor.

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

We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.    We have no intention of entering into a merger or acquisition.

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

To become profitable and competitive, we must invest into the exploration of the Kon Tum before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Kon Tum. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our planned exploration program and stay in business.

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

We estimate we will require $139,391 in cash over the next twelve months, including the cost of planned Phase I exploration work for the Kon Tum during that period.  We estimate our cash on hand will not enable us to continue in business for next 12 months.  For a detailed breakdown refer to “Liquidity and Capital Reserves”.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Kon Tum through joint venture arrangement or even the sale of part of the Kon Tum.  Neither of these avenues has been pursued as of the date of this Form 10K.

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

We do not intend to hire any employees at this time. All of the work on the Kon Tum will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

As of June 30, 2008 our total assets were $920 consisting solely of cash on hand and our total liabilities were $113,425.

Including the cost of completing the Phase I exploration program on the Kon Tum, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 8,500
Bank charges		100
Edgar filing fees	(ii)	1,100
Exploration costs – Phase I	(iii)	15,961
Filing fees – Nevada; Sec of State	(iv)	225
Office and general expenses	(v)	500
Transfer agent fees	(vi)	500
Estimated expenses for the next twelve months		26,886
Account payable – unrelated parties only as at June 30, 2008		113,425
Cash shortage		(139,391)
Balance as at June 30, 2007		$ 920

(i)           Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10K-SBs and 10Q-SBs as follows:

Period	Form	Accountant	Auditor	Amount

September 30, 2008	10Q	1,000	500	1,500
December 31, 2008	10Q	1,000	500	1,500
March 31, 2009	10Q	1,000	500	1,500
June 30, 2009	10K	1,500	2,500	4,000
Estimated total		$ 4,500	$ 4,000	$ 8,500

(ii)           Edgar filing fees

We will be required to file the annual Form 10K estimated at $350 and the three Form 10Qs at $250 each for a total cost of $1,100.

(iii)           Exploration costs

The projection of cash required over the next twelve months has assumed that Phase I of the recommended work program, set out by Charlie Brennan, will be completed at an estimated cost of $15,961.

(iv)	Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $225 has been paid to the Secretary of State and to Empire Transfer for being the registered agent for us.

(v)           Office and general

We have estimated a cost of approximately $500 for photocopying, printing, fax and delivery.

(vi)           Transfer agent

The annual fee from Empire Stock Transfer to act as transfer agent for us is $500.

Should our cash reserves become depleted such that there will be insufficient cash to meet the Company’s budgeted expenses for the forthcoming year.  With the termination of our prior directors and officers management fees have ceased to be paid.   Presently, management fees are accrued as an expense with an offsetting entry to Capital in Excess of Par Value.   These accrued management fees will never be paid out in cash or shares to anyone.

Nevertheless, our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of June 30, 2008, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Twelve months ended June 30, 2008 and 2007 and for the Period from May 25, 2005 (date of inception) to June 30, 2008.

We incurred accumulated net losses since inception of $176,755 as detailed in the following table:

Expenses	Ref.	Twelve Months Ended June 30, 2008	Twelve Months Ended June30, 2007	From inception May 25, 2005 to June 30, 2008

Accounting and audit	(i)	$ 9,600	$ 10,645	$ 31,715
Bank charges		97	213	516
Consulting	(ii)	2,000	-	6,800
Exploration costs	(iii)	5,000	6,451	18,968
Filing fees	(iv)	475	225	1,312
Incorporation costs	(v)	-	-	341
Legal	(vi)	3,146	6,577	12,226
Management fees	(vii)	16,000	36,000	70,000
Office	(viii)	1,638	6,023	9,392
Rent	(ix)	2,400	2,400	6,000
Telephone	(x)	1,200	1,329	3,508
Transfer agent fees	(xi)	2,930	1,850	4,280
Travel and entertainment	(xii)	-	8,913	10,697

Total		$ 44,486	$ 80,629	$176,755

(i)           Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the consolidated financial statements for the three months ended September 30, 2007, the six months ended December 31, 2007, the nine months ended March 31, 2008 and for the fiscal year ended June 30, 2008 and the subsequent review and examination of these statements by our independent accountants.

(ii)           Consulting

Represents fees paid for the forward split of the Company’s shares on the basis of a 5 new shares for each one old share held.

(iii)           Exploration costs

Represent payment to Cazadar Resources for assessment work on the mineral claims of $6,451, including renewal of Free Miners License at $446 and payment to Billingsley to file the work report with the Ministry to put our former mineral claims in good standing.  In addition, during the year we paid $5,000 for the purchase of the Kon Tum.

(iv)           Filing fees

We paid the State of Nevada $125 for filing of the annual directors and officers form and Empire Stock Transfer $100 to act as registered agent for the year ended June 30, 2007 and $475 for the fiscal year ended June 30, 2008.

(v)           Incorporation costs

There were no incorporation costs in the 2008 year end.

(vi)           Legal Fees

Legal fees were paid to Brad Burmingham in the amount of $5,080 for corporate matters and Lawler and Associates $1,500 for arranging the forward stock split in 2007 and various other legal services we required during the fiscal year ended June 30, 2008.

 (vii)           Management fees

Management fees are paid monthly for their services as follows:

Alexander Ibsen – former director	$ 6,000
Patrick Grant – former director	4,000
Accrued as Capital in Excess of Par Value	6,000
$ 16,000

The Company does not pay management fees at this time but realizes there is a cost associated with the directors managing the operations of our Company.   Therefore, we accrue as an expense $1,000 per month with an offsetting entry to Capital in Excess of Par Value.

(viii)           Office

Office expenses during the last year were mainly for courier, postage, office supplies, etc.

(ix)           Rent

We do not have an office but have arranged to use Alexander Ibsen’s office in his personal residence until such time as it become advantageous to rent our own office space.  In consideration for the use of his office, we have agreed to pay him $200 per month.  The amount paid to him prior to his resignation as an officer and director was $1,200.  Subsequently, with the termination of Alexander Ibsen as a director and officers, we accrued rent similar to management fees with an offsetting entry to Capital in Excess of Par Value.   The monthly amount accrued was $200.

 (x)           Telephone

Similar to rent noted above, we have agreed to pay Alexander Ibsen $100 per month for the use of his office telephone number in his house.  In addition to the above charge, we incurred $129 for long distant telephone calls.  With the termination of Alexander Ibsen as President we have treated telephone expense each month similar to management fees and rent.

(xi)           Transfer agent fees

We have paid Empire Stock Transfer $350 for the issuance of shares and a fee for the termination of Empire Stock Transfer as transfer agent for our Company.   The Company now uses the services of Holladay Stock Transfer as its transfer agent.   During the fiscal year ended June 30, 2008 it paid fees of $2,580 to them.

(xii)           Travel and entertainment

There have been no travel and entertainment expenses during the year.

Balance Sheets

Total cash and cash equivalents, as at June 30, 2008 and June 30, 2007 were respectively, $920 and $8,093.  Our working capital as at June 30, 2008 and June 30, 2007 were a negative amount of $112,505 and a negative amount of $75,819 respectively.

Total shareholders’ deficiency as at June 30, 2008 was $112,505 and $75,819 as at June 30, 2007. Total shares outstanding as at June 30, 2008 was 212,100,000 and at June 30, 2007 was 35,350,000 (not taking into consideration the forward split of the shares on a six to one basis).

As of September 10, 2008 share capital outstanding was 212,100,000 common shares.

FINANCIAL STATEMENTS

The financial statements attached to this Form 10K for the year ended June 30, 2008 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended June 30, 2008, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 8A – CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Grosvenor’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report on Form 10K (the “Evaluation Date”), have concluded that as of the Evaluation Date, Grosvenor’s disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this annual report on Form 10K was being prepared.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Felimon A. Lee 2431 M. de la Cruz, Pasay City, Philippines	Chief Executive Officer, President and Director (1)	53

Rizanina Raneses 2432 M. de la Cruz, Pasay City, Philippines	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	26

(1)	Felimon Lee was appointed a director on December 7, 2007, President and the Chief Executive Officer on the same day.

(2)	Rizanina Raneses became a director on December 7, 2007 and was appointed Secretary Treasurer, Chief Financial Officer and Chief Accounting Officer on the same day.

The percentage of common shares beneficially owned, directly or indirectly, or over which control or direction are exercised by the directors and officers of our Company, collectively, is approximately 71% of the total issued and outstanding shares.

Both of our new directors and officers are Professional Geologists.

Background of officers and directors

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

None of our officers and directors work full time for our company.  Felimon Lee spends approximately 15 hours a month on administrative and accounting matters. As Secretary Treasurer, Rizanina Raneses spends approximately 10 hours per month on corporate matters.

Our Directors and Officers are not directors of another company registered under the Securities and Exchange Act of 1934.

 Board of Directors

Our new Board of Directors has not yet held a Directors’ Meeting.   All approvals have been done by way of Directors’ Consent Resolutions.

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

Our audit committee is comprised of Felimon Lee, our President, and Rizanina Raneses our Secretary Treasurer.  Neither Mr. Lee nor Ms. Raneses can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B.  The Company does not presently have, among its officers and directors, a person meeting these qualifications.  However Mr. Lee, Chairman of the Audit Committee, will engage the services of an independent Chartered Accountant, a person who will meet the qualification of “audit committee financial expert”, to provide advice to the Audit Committee as and when the committee meets to review the Company’s financial statements

Apart from the Audit Committee, the Company has no other Board committees.

Conflicts of Interest

While none of our officers and directors is a director or officer of any other company involved in the mining industry there can be no assurance such involvement will not occur in the future.  Such involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to Grosvenor and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, on March 5, 2006, a Code of Business Conduct and Ethics. Grosvenor’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Grosvenor and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles, conflicts of interest, special ethical obligations for employees with financial reporting responsibilities, insider trading rules, reporting of any unlawful or unethical conduct, political contributions and other relevant issues.

Significant Employees

We have no paid employees as such.  Our Officers and Directors fulfill many of the functions that would otherwise require Grosvenor to hire employees or outside consultants.

We will have to engage the services of certain consultants to assist in the exploration of our previous mineral claims and to prepare a report on the Kon Tum.  Such consultant will responsible for hiring and supervising, to conduct the Phase I exploration work to be undertaken on the Kon Tum in the near future.  This individual will be responsible for the completion of the geological work on the Kon Tum and, therefore, will be an integral part of our operations although he or she will not be considered an employee either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed this individual will no longer be required.  We have not identified any individual who would work as a consultant for us.

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

ITEM 10.      EXECUTIVE COMPENSATION

Compensation to our directors and officers was paid as follows:

Summary Compensation Table

Long Term Compensation

Annual Compensation	Awards	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP payouts ($)	All other compen- sation ($)

Alexander Ibsen Former Director and Officer	2005 2006 2007 2008	-0- -0- -0- -0-	-0- 6,000 12,000 6,000	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Patrick Grant Former Director and Officer	2005 2006 2007 2008	-0- -0- -0- -0-	-0- 12,000 24,000 4,000	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Felimon Lee President, CEO and Director	2007 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Rizanina Ranese Secretary Treasurer, CFO and Director	2007 2008	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Activities of our Directors since Inception

Our former President, Alexander Ibsen, incorporated our company, subscribed for shares to provide initial working capital, and identified the Chrome Vanadium 1, 2, and 3 claims, arranged for their staking, commissioned a geological report on the Chrome Vandium 1, 2, and 3 claims obtaining the assistance of professionals as needed.  He identified investors to participate in the private placement closed on January 31, 2006, assisted in the preparation of a registration statement and all other matters normally performed by an executive officer.  Our new President has identified the Kon Tum and undertaken administrative matters as required.

 Our former Secretary Treasurer, Patrick Grant, has also assisted in identifying investors to participate in the private placement closed on January 31, 2006 and was instrumental in preparation of the Offering Memorandum used in connection with the private placement.  Mr. Grant arranged for the incorporation of our subsidiary, Grosvenor Canada, and obtained a Free Miner’s Certificate (required by the Province of British Columbia as a prerequisite to taking title to mineral claims in the province) for Grosvenor Canada, Mr. Grant has coordinated preparation of a registration statement and has principal responsibility for preparation of our periodic reports.    Ms. Raneses has performed administrative duties as requested.

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors.

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

The following table sets forth as at June 30, 2008, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name of Director and Officer	Form filed	Date of Filing

Alexander Ibsen	4	December 27, 2007

Patrick N. Grant	4	December 27, 2007

Neither Mr. Lee nor Ms. Raneses has filed a Report with the SEC as at September 10, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as at September 2008, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Felimon A. Lee 2431 M. de la Cruz, Pasay City, Philippines	94,500,000	44.55%

Common Stock	Rizanina Raneses 2432 M. de la Cruz, Pasay City, Manila, Philippines	56,700,000	26.73%

Common Stock	Directors and Officers as a Group	151,200,000	71.28%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

The number of shares under Rule 144 is 151,200,000.

Our two largest shareholders, Felimon Lee and Rizanina Raneses, own, collectively, 151,200,000 issued and outstanding shares of our common stock.   All these shares are “restricted shares” as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.  Under Rule 144, shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

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

Description of Our Securities

We have only common shares authorized and there are no preferred shares or other forms of shares.  Our authorized common stock consists of 450,000,000 shares of common stock, par value $0.001 per share.  The holders of our common stock:

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

Non-Cumulative Voting.

The holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose.   In such event, the holders of the remaining shares will not be able to elect any of our directors.  Our directors and officers have 71.28 percent of the shares outstanding making it impossible for any shareholder or group of shareholders to accumulate sufficient votes of shares from other shareholders to change our directors.

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

3 (i) Articles of Incorporation (incorporated by reference from Grosvenor’sRegistration Statement on Form SB-2 filed on March 24, 2006, RegistrationNo. 333-132681)

3 (ii) By-laws (incorporated by reference from Grosvenor’s Registration Statementon Form SB-2 filed on March 24, 2006, Registration No. 333-132681)

4	Stock Specimen (incorporated by reference from Grosvenor’s Registration Statement on Form SB-2 filed on March 24, 2006, Registration No. 333-132681)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Grosvenor’s Registration Statement on Form SB-2 filed on March 24, 2006 Registration No. 333-132681)

(a) (4)                      Form 8-K

Date	Purpose

December 7, 2007	Resignation of Alexander Ibsen as directors and officer and the appointment of Felimon Lee as President, CEO and Directors and Rizanina Ransese as a Director

December 10, 2007	Registration of Patrick N. Grant as Secretary Treasurer, CFO, CAO and Director and the appointment of Rizanina Raneses as Secretary Treasurer, CFO and CAO.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended June 30, 2008 for professional services for the review of the quarterly financial statements as at September 30, 2007, December 31, 2007 and March 31, 2008, annual financial statements as of June 30, 2008 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008 and $2,500 for the audit of June 30, 2008.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Grosvenor’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in June 30, 2008 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to June 30, 2008 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

GROSVENOR EXPLORATIONS INC.
(Registrant)
September 13, 2008

           By:   FELIMON A. LEE
            Felimon A. Lee
            Chief Executive Officer,
            President and Director

By: RIZANINA RANESES
Rizanina Raneses
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
Pasay City, Philippines

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

We have audited the accompanying consolidated balance sheet of Grovenor Explorations Inc. and Subsidiary (pre-exploration stage company) at June 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 2008 and 2007 and the period from May 25, 2005 (date of inception) to June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grosvenor Explorations Inc. and Subsidiary at June 30, 2008 and 2007, and the results of operations and cash flows for the years ended June 30, 2008 and 2007 and the period from May 25, 2005 (date of inception) to June 30, 2008, in conformity with generally accepted accounting principles.

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

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”

September 12, 2008

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	June 30, 2007

ASSETS

CURRENT ASSETS

Cash	$ 920	$ 8,093

Total Current Assets	$ 920	$ 8,093

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 113,425	$ 7,692
Accounts payable – related parties	-	76,220

Total Current Liabilities	113,425	83,912

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
212,100,000 shares issued and outstanding	212,100	212,100
Capital in excess of par value	(147,850)	(155,650)
Deficit accumulated during the pre-exploration stage	(176,755)	(132,269)

Total Stockholders’ Deficiency	(112,505)	(75,819)

	$ 920	$ 8,093

The accompanying notes are an integral part of these financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2008 and 2007 and for the period from May 25, 2005 (date of inception) to June 30, 2008

	June 30, 2008	June 30, 2007	May 25, 2005 to June 30, 2008

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration costs	5,000	6,451	18,968
Administrative	39,486	74,178	157,787

NET LOSS FROM OPERATIONS	$ (44,486)	$ (80,629)	$(176,755)

NET LOSS PER COMMON SHARE

Basic and diluted	$ 0.00	$ 0.00

AVERAGE OUTSTANDING SHARES

Basic	212,100,000	212,100,000

The accompanying notes are an integral part of these financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
 (Pre-Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period May 25, 2005 (date of inception) to June 30, 2008

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance May 25, 2005	-	$ -	$ -	$ -

Net operating loss for the one month ended June 30, 2005	-	-	-	(500)

Issuance of common shares for cash - January, 2006	168,000,000	168,000	(164,000)	-

Issuance of common shares for cash – January, 2006	44,100,000	44,100	8,350	-

Net operating loss for the year ended June 30, 2006	-	-	-	(51,140)

Balance as at June 30, 2006	212,100,,000	212,100	(155,650)	(51,640)

Net operating loss for the year ended June 30, 2007	-	-	-	(80,629)

Balance as at June 30, 2007	212,100,000	212,100	(155,650)	(132,269)

Net operating loss for the year ended June 30, 2008	-	-	-	(44,486)

Capital contributions - expenses	-	-	7,800	-

Balance as at June 30, 2008	212,100,000	$ 212,100	$ (147,850)	$ (176,755)

The accompanying notes are an integral part of these financial statements

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2008 and 2007 and for the period from May 25, 2005 (date of inception) to June 30, 2008

	June 30, 2008	June 30, 2007	May 25, 2005 to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (44,486)	$ (80,629)	$ (176,755)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions - expenses	7,800	-	7,800
Changes in accounts payable	105,733	1,692	113,425

Net Cash Provided (Used) in Operations	69,047	(78,937)	(55,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loan from related party	(76,220)	68,217	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	-	56,450

Net Increase (Decrease) in Cash	(7,173)	(10,720)	920

Cash at Beginning of Year	8,093	18,813	-

CASH AT END OF YEAR	$ 920	$ 8,093	$ 920

The accompanying notes are an integral part of these financial statements

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

1.           ORGANIZATION

The Company, Grosvenor Explorations Inc. (formerly Grosvenor Explorations Ltd.), was incorporated under the laws of the State of Nevada on May 25, 2005 with the authorized capital stock of 75,000,000 shares at $0.001 par value.  The Company organized its wholly owned subsidiary, Grosvensor Explorations Ltd., which was incorporated in British Columbia on October 19, 2005. In January 2008, a majority of the shareholders agreed to an increase in the authorized capital stock to 450,000,000 shares at $0.001 par value.

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
June 30, 2008

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

On June 30, 2008, the Company had a net operating loss carry forward of $176,755 for income tax purposes.  The tax benefit of approximately $53,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire 2025 through 2028.

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
June 30, 2008

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

3.           AQUISITION OF MINERAL CLAIM

The Company acquired three mineral claims, known as the Crome-Vandium 1, 2, and 3, situated in British Columbia, with an expiration date of January 5, 2008. The claims expired on January 5, 2008 resulting in the Company having no further interest in the minerals on the claims and no liability relating to the claims.   In February 2008, the Company purchased the Kon Tum Gold Claims located in Vietnam for $5,000.  The Company had not established the existence of a commercially minable ore deposit on the Kon Tum Gold Claims.   These claims have no expiry date and only if the Company decides to abandon them will it no longer have an interest in the minerals thereon.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 71% of the common stock issued.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

5.           CAPITAL STOCK

During January 2006, the Company completed a private placement of post-split 28,000,000 common shares for $4,000 to its directors and a private placement of post-split 7,350,000 common shares for $52,450.

On February 5, 2007, the shareholders approved a forward stock split at the ratio of seven shares for one share of the Company’s common stock.  The forward split does not affect the Company’s authorized number of shares of common stock as set forth in its Articles of Incorporation and therefore such authorized number of shares after the forward split was 75,000,000.

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