Form 10-Q
period 2008-09-30
Grosvenor Explorations Inc.
filed 2008-10-28
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
For the nine months ended September 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act )    Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  October 15, 2008 - 212,100,000 common shares

		Page
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheet as at September 30, 2008 withcomparative figures as at June 30, 2008	4

	Consolidated Statement of Operations For the three months ended September 30, 2008 and 2007 and for the period May 25, 2005 (Date of Inception) to September 30, 2008	5

	Consolidated Statement of Cash Flows For the three months ended September 30, 2008 and 2007 and for the period May 25, 2005 (Date of Inception) to September 30, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	22

PART 11.	OTHER INFORMATION	22

ITEM 1.	Legal Proceedings	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits and Reports on Form 8-K	23

	SIGNATURES.	24

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Grosvenor Explorations, Inc. and subsidiary (a pre-exploration stage company) at September 30, 2008 (with comparative figures as at June 30, 2008) and the consolidated statement of operations and consolidated statement of cash flow for the three months ended September 30, 2008 and 2007 and for the period from May 25, 2005 (date of incorporation) to September 30, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2008, are not necessarily indicative of the results that can be expected for the year ending June 30, 2009.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

(Unaudited – Prepared by Management)

	September 30, 2008	June 30, 2008

ASSETS

CURRENT ASSETS

Cash	$ 875	$ 920

Total Current Assets	$ 875	$ 920

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 116,859	$ 113,425

Total Current Liabilities	116,859	113,425

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
212,100,000 shares issued and outstanding	212,100	212,100
Capital in excess of par value	(143,950)	(147,850)
Deficit accumulated during the pre-exploration stage	(184,134)	(176,755)

Total Stockholders’ Deficiency	(115,984)	(112,505)

	$ 875	$ 920

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2008 and 2007 and for the period from May 25, 2005 (date of inception) to September 30, 2008
(Unaudited – Prepared by Management)

	Three months ended September 30, 2008	Three months ended September 30, 2007	May 25, 2005 to September 30, 2008

REVENUES	$ -	$ -	$ -

EXPENSES:
Accounting and audit	1,750	1,750	33,465
Bank charges	45	28	561
Consulting	2,000	-	8,800
Exploration expenses	-	-	18,968
Filing fees	-	-	837
Incorporation costs	-	-	341
Legal	-	-	12,226
Management fees	3,000	7,000	73,000
Office	(316)	845	9,075
Rent	600	600	6,600
Telephone	300	300	3,808
Transfer agent’s fees	-	850	5,755
Travel and entertainment	-	-	10,698
	7,379	11,373	184,134

NET LOSS FROM OPERATIONS	$ (7,379)	$ (11,373)	$(184,134)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	212,100,000	212,100,000

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended September 30, 2008 and 2007 and for the period from May 25, 2005 (date of inception) to September 30, 2008

(Unaudited – Prepared by Management)

	Three months ended Sept. 30, 2008	Three months ended Sept. 30, 2007	May 25, 2005 (date of inception) to September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (7,379)	$ (11,373)	$ (184,134)

Adjustments to reconcile net loss to net cash Provided by operating activities:

Capital contributions - expenses	3,900	-	11,700
Changes in accounts payable	3,434	(750)	116,859

Net Cash Provided (Used) in Operations	(45)	(12,123)	(55,575)

CASH FLOWS FROM INVESTING ACTIVITIES:		-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	-	8,345	-
Proceeds from issuance of common stock	-	-	56,450
	-	8,345	56,450

Net (Decrease) Increase in Cash	(45)	(3,778)	875

Cash at Beginning of Period	920	8,093	-

CASH AT END OF PERIOD	$ 875	$ 4,315	$ 875

The accompanying notes are an integral part of these unaudited financial statements

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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
September 30, 2008

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

On September 30, 2008, the Company had a net operating loss carry forward of $184,134 for income tax purposes.  The tax benefit of approximately $55,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire 2025 through 2029.

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
September 30, 2008

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 71% of the common stock issued and have made contributions to capital of $11,700 in the form of expenses paid for the Company.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

Grosvenor Canada was incorporated under the laws of British Columbia Canada on October 19, 2005 for the purpose of holding registered and beneficial title to the Company’s mineral claims situated in British Columbia, Canada.  The Company allowed these mineral claims to lapse during the last year and no longer have any rights to the minerals thereon.

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report dated September 12, 2008 attached to the financial statements dated June 30, 2008 which was filed in our recent Form 10-K.  We have cash of $875 as at September 30, 2008 and have liabilities of $116,859.  Since our inception we have incurred accumulated losses of $184,134.  We anticipate minimum operating expenses for the next twelve months of $127,909.  It is extremely unlikely we will earn any revenue for a minimum of 5 years.  We do not have any employees either full or part time.

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

Forward Looking Statements

In addition to the other information contained in this Form 10-Q, it contains forward-looking statements which involve risk and uncertainties.  When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10-Q including financial statements, attachments and risk factors before considering an investment.

LIQUIDITY AND CAPITAL RESOURCES

Grosvenor has not made any revenue since its inception on May 25, 2005 and has accumulated losses as at September 30, 2008 of $184,134.  Basically, Grosvenor has no assets other than cash since, in the past, the cost and exploration of the Chrome Vanadium  claims , which are not abandoned, were treated as a period expense and written off as incurred.   Grosvenor no longer has any interest in the minerals on the Chrome Vandium claims and had no liability attached thereto.

Grosvenor has raised money in the past from its shareholders through the sale of shares but recently has had to rely upon advances from its former directors.   The former directors have contributed $103,847 as advances to meet expenses as needed.

As of September, 2008, Grosvenor’s total asset comprised cash where the cash on hand was $875.  Its total liabilities were $116,859 including $103,847 advances from its former directors.

Our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 8,500
Bank charges		100
Edgar filing fees	(ii)	1,100
Filing fees – Nevada; Sec of State	(iii)	225
Office and general expenses	(iv)	1,000
Transfer agent fees	(v)	1,000
Estimated expenses for the next twelve months		11,925
Account payable as at September 30, 2008	(vi)	116,859
Cash requirement before following deductions		128,784
Deduct: Bank as at September 30, 2008		(875)
Cash requirements over the next twelve months		$ 127,909

(i)           Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-Ks and 10-Qs as follows:

Period	Form	Accountant	Auditor	Amount

September 30, 2008	10-Q	1,000	500	1,500
December 31, 2008	10-Q	1,000	500	1,500
March 31, 2009	10-Q	1,000	500	1,500
June 30, 2009	10-K	1,500	2,500	4,000
Estimated total		$ 4,500	$ 4,000	$ 8,500

(ii)           Edgar filing fees

We will be required to file the annual Form 10-K estimated at $350 and the three Form 10-Qs at $250 each for a total cost of $1,100.

(iii)	Filing fees in Nevada

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

(vi)           Accounts Payable

Included in accounts payable is amount owed to the Grosvenor’s former directors and officers in the amount of $103,847.  Previously they agreed to charge no interest on the amounts advanced by them and are presently willing to continue with this no interest policy.

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

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to September 30, 2008, the date of our most recent audited financial statements is $184,134.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Risks Associated with owning our Shares:

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

ITEM 3.                                CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Grosvenor’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Grosvenor’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 15(e) and 15d at the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, Grosvenor’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

None

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

October 27, 2008

      RIZANINA G. RANESES
            Rizanina G. Raneses
        Chief Financial Officer
     Chief Accounting Officer

October 27, 2008