Form 10-Q
period 2009-03-31
Grosvenor Explorations Inc.
filed 2009-04-21
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-132681

GROSVENOR EXPLORATIONS INC.
                                                                   (Exact name of small business issuer as specified in its charter)

Nevada	98-0486676
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2431 M. de la Cruz, Pasay City, Philippines
(Address of principal executive offices)

632-887-2131
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                        Accelerated filer                           [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                                        Small reporting company     [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [   ]   No   [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

April 15, 2009: 212,100,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at March 31, 2009 and June 30, 2008	4

	Statement of Operations For the three and nine months ended March 31, 2009 and 2008 and for the period May 25, 2005 (Date of Inception) to March 31, 2009	5

	Statement of Cash Flows For the nine months ended March 31, 2009 and 2008 and for the period May 25, 2005 (Date of Inception) to March 31, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	19

ITEM 4T.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	24

	SIGNATURES.	25

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Grosvenor Explorations Inc. and subsidiary (a pre-exploration stage company) at March 31, 2009 (with comparative figures as at June 30, 2008) and the consolidated statement of operations and consolidated statement of cash flow for the three and nine months ended March 31, 2009 and 2008 and for the period from May 25, 2005 (date of incorporation) to March 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2009, are not necessarily indicative of the results that can be expected for the year ending June 30, 2009.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

(Unaudited – Prepared by Management)

	March 31, 2009	June 30, 2008
ASSETS

CURRENT ASSETS

Cash	$ 1,749	$ 920

Total Current Assets	$ 1,749	$ 920

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 121,473	$ 113,425

Total Current Liabilities	121,473	113,425

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
212,100,000 shares issued and outstanding	212,100	212,100
Capital in excess of par value	(136,150)	(147,850)
Deficit accumulated during the pre-exploration stage	(195,674)	(176,755)

Total Stockholders’ Deficiency	(119,724)	(112,505)

	$ 1,749	$ 920

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended March 31, 2009 and 2008 and for the period from May 25, 2005 (date of inception) to March 31, 2009
(Unaudited – Prepared by Management)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Nine months ended March 31, 2009	Nine months ended March 31, 2008	May 25, 2005 to March 31, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES:
Accounting and audit	1,750	1,750	5,250	5,250	36,965
Bank charges	21	27	85	78	601
Consulting	-	2,000	2,000	2,000	8,800
Exploration expenses	-	5,000	-	5,000	18,968
Filing fees	-	-	-	-	837
Incorporation costs	-	-	-	-	341
Legal	-	3,146	-	3,146	12,226
Management fees	3,000	3,000	9,000	13,000	79,000
Office	157	595	(116)	1,580	9,275
Rent	600	600	1,800	1,800	7,800
Telephone	300	300	900	900	4,408
Transfer agent’s fees	-	1,305	-	2,155	5,755
Travel and entertainment	-	-	-	-	10,698
	5,828	17,723	18,919	34,909	195,674

NET LOSS FROM OPERATIONS	$ (5,828)	$ (17,723)	$ (18,919)	$ (34,909)	$ (195,674)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.00

AVERAGE OUTSTANDING SHARES

Basic	212,100,000	212,100,000	212,100,000	212,100,000

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2009 and 2008 and for the period from May 25, 2005 (date of inception) to March 31, 2009

(Unaudited – Prepared by Management)

	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008	May 25, 2005 (date of inception) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (18,919)	$ (34,909)	$ (195,674)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contribution - expenses	11,700	3,900	19,500
Changes in accounts payable	8,048	102,090	121,473

Net Cash Provided (Used) in Operations	829	71,081	(54,701)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan from related party	-	(76,220)	-
Proceeds from issuance of common stock	-	-	56,450

Net Cash from Financing Activities	-	(76,220)	56,450

Net (Decrease) Increase in Cash	829	(5,139)	1,749

Cash at Beginning of Period	920	8,093	-

CASH AT END OF PERIOD	$ 1,749	$ 2,954	$ 1,749

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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
March 31, 2009

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

On March 31, 2009, the Company had a net operating loss carry forward of $195,674 for income tax purposes.  The tax benefit of approximately $58,700 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire 2025 through 2030.

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
March 31, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 71% of the common stock issued and have made contributions to capital of $19,500 in the form of expenses paid for the Company.

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report dated September 12, 2008 attached to the financial statements dated June 30, 2008 which was filed in our recent Form 10-K.  We have cash of $1,749 as at March 31, 2009 and have liabilities of $121,473.  Since our inception we have incurred accumulated losses of $195,674.  We anticipate minimum operating expenses for the next twelve months of $131,649.  It is extremely unlikely we will earn any revenue for a minimum of 5 years.  We do not have any employees either full or part time.

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

LIQUIDITY AND CAPITAL RESOURCES

Grosvenor has not made any revenue since its inception on May 25, 2005 and has accumulated losses as at March 31, 2009 of $195,674.  Basically, Grosvenor has no assets other than cash since, in the past, the cost and exploration of the Chrome Vanadium claims , which are now abandoned, were treated as a period expense and written off as incurred.   Grosvenor no longer has any interest in the minerals on the Chrome Vandium claims and had no liability attached thereto.

Grosvenor has raised money in the past from its shareholders through the sale of shares but recently has had to rely upon advances from its former directors.   A former director has contributed $105,837 as advances to meet expenses as needed.

As of March 31, 2009, Grosvenor’s total asset comprised cash where the cash on hand was $1,749.  Its total liabilities were $121,473 including $105,837 advances from one its former directors.

Our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 8,500
Bank charges		100
Edgar filing fees	(ii)	1,100
Filing fees – Nevada; Sec of State	(iii)	225
Office and general expenses	(iv)	1,000
Transfer agent fees	(v)	1,000
Estimated expenses for the next twelve months		11,925
Account payable as at March 31, 2009	(vi)	121,473
Cash requirement before following deductions		133,398
Deduct: Bank as at March 31, 2009		(1,749)
Cash requirements over the next twelve months		$ 131,649

(i)           Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10-Ks and 10-Qs as follows:

Period	Form	Accountant	Auditor	Amount

June 30, 2009	10-K	1,500	2,500	4,000
September 30, 2009	10-Q	1,000	500	1,500
December 31, 2009	10-Q	1,000	500	1,500
March 31, 2010	10-Q	1,000	500	1,500
Estimated total		$ 4,500	$ 4,000	$ 8,500

(ii)           Edgar filing fees

We will be required to file the annual Form 10-K estimated at $350 and the three Form 10-Qs at $250 each for a total cost of $1,100.

(	(iii) Filing fees in Nevada

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

(vi)           Accounts Payable

Included in accounts payable is amount owed to one of Grosvenor’s former director and officer in the amount of $105,837.  Previously they agreed to charge no interest on the amounts advanced by them and are presently willing to continue with this no interest policy.

Business Development

Grosvenor’s office is located at 2431 M. de la Cruz P.C., Manila, Philippines which is the personal residence of its new president and director; Feliman A. Lee.  Grosvenor, and its wholly-owned subsidiary, has not been a party to any bankruptcy, receivership or similar proceedings since its inception.  Grosvenor has not been involved in any reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2009.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term.

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 4T.                      CONTROLS AND PROCEDURES

(b)           Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  Our management, being Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Grosvenor is a party or to which the Kon Tum Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A.                                RISK FACTORS

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

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to March 31, 2009, the date of our most recent audited financial statements is $195,674.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                                DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROSVENOR EXPLORATIONS, INC.
         (Registrant)

     FELIMON A. LEE
        Felimon A. Lee
       Chief Executive Officer
       President and Director

April 21, 2009

      RIZANINA G. RANESES
            Rizanina G. Raneses
        Chief Financial Officer
     Chief Accounting Officer

April 21, 2009