Form 10-K
period 2009-06-30
Grosvenor Explorations Inc.
filed 2009-08-11
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended June 30, 2009

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from July 1, 2008 to June 30, 2009

Commission File Number: 333-132681

GROSVENOR EXPLORATIONS INC.
(Exact name of registrant as specified in charter)

Nevada	98-0486676
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

2431 M. de la Cruz
Pasay City, Philippines
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number 632-887-2131

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [    ] Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [    ]  Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ]   No   [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

June 15, 2009: 212,100,000 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).

PART 1

ITEM 1. BUSINESS

History and Organization

The Company was incorporated under the laws of the State of Nevada on May 25, 2005 under the name of Grosvenor Explorations Ltd. (“Grosvenor”).  On June 3, 2005, a Certificate of Correction was filed with the Secretary of State for Nevada and the name was changed to Grosvenor Explorations Inc.   Our fiscal year end is June 30.  Our executive offices are located at 2431 M. de la Cruz, Pasay City, Philippines.  Our telephone and fax number is 632-887-2131.  During the year, Grosvenor allowed its wholly owned subsidiary, Grosvenor Explorations Ltd., a British Columbia, Canada incorporated entity, to be struck by the Provincial Government resulting in Grosvenor no longer having a subsidiary.   The Company does not have any subsidiaries, affiliated companies or joint venture partners.

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

We have no fulltime employees and management of Grosvenor, all or who reside in the Philippines, devotes a very small percentage of their time to the affairs of the Company. There might be a conflict with our directors in that both are professional geologists and will be introduced to other mineral properties which they might recommend to both our Company and to other clients of theirs.   Such situations could create a conflict of interest.

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report attached to the financial statements dated June 30, 2009.  We have cash of $4,230 as at June 30, 2009 and have liabilities of $128,522.  Since our inception we have incurred accumulated losses of $204,142.  We anticipate minimum operating expenses for the next twelve months of $151,178 (refer to page 17).  It is extremely unlikely we will earn any revenue for a minimum of 5 years.  We do not have any employees either full or part time.

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

This Form 10K also contains forward-looking statements that involve risks and uncertainties.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline on the OTCBB

ITEM 1A.                      RISK FACTORS

Risks Associated with our Company:

1.
Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our 2009 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to commit to loan or advance capital to us, we believe that if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct exploration activity and may have to cease operations and go out of business.

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

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to June 30, 2009, the date of our most recent audited financial statements, is $204,142  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

Forward Looking Statements

In addition to the other information contained in this Form 10-K, it contains forward-looking statements which involve risk and uncertainties.  When used in this Form 10-K, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10-K including financial statements, attachments and risk factors before considering an investment.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments outstanding at the present time.

ITEM 2. PROPERTIES

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

Deposit Types

Deposits are from a few millimeters to over a meter thick in places, although usually less than 0.5 meter thick. Individual veins display a variety of forms, including saddle-, pod- or lens-shaped, tabular or irregular bodies; frequently forming anatomizing or stock work patterns.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Grosvenor’s date of inception.  Management plans to hold an Annual General Meeting of Stockholders during 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, Grosvenor has not paid any dividends on its common stock, and Grosvenor does not anticipate that it will pay dividends in the foreseeable future.  As at June 30, 2009, Grosvenor had 45 shareholders; two of these shareholders are an officers and director of Grosvenor.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Grosvenor’s inception.

There are no outstanding warrants or conversion privileges for Grosvenor’s shares.

ITEM 5.                      SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

Operation Statement Data

	For the year ended June 30, 2009	May 25, 2005 (date of incorporation) to June 30, 2009

Revenue	$ -	$ -
Exploration expenses	-	18,968
General and Administration	27,387	185,174
Net loss	27,387	204,142

Weighted average shares outstanding (basic)	212,100,000
Weighted average shares outstanding (diluted)	212,100,000
Net loss per share (basic)	$ (0.00)
Net loss per share (diluted)	$ (0.00)

Balance Sheet Data

Cash and cash equivalent	$ 4,230
Total assets	4,240
Total liabilities	128,522
Total Shareholders’ deficiency	(124,292)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Corporate Organization and History Within Last Five years

Grosvenor was incorporated under the laws of the State of Nevada on May 25, 2005 under the name Grosvenor Explorations Inc.  During the year, Grosvenor allowed its wholly owned subsidiary, Grosvenor Explorations Ltd., to be struck by the Provincial Government of British Columbia since if did not require a subsidiary any more.   Grosvenor does not have any subsidiaries, affiliated companies or joint venture partners.

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

We estimate we will require $151,178 in cash over the next twelve months, including the cost of planned Phase I exploration work for the Kon Tum during that period.  We estimate our cash on hand will not enable us to continue in business for next 12 months.  For a detailed breakdown refer to “Liquidity and Capital Reserves”.

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

Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

As of June 30, 2009 our total assets were $4,230 consisting solely of cash on hand and our total liabilities were $128,522.

Including the cost of completing the Phase I exploration program on the Kon Tum, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense	Ref.	Estimated Amount

Accounting and audit	(i)	$ 8,500
Bank charges		100
Edgar filing fees	(ii)	1,100
Exploration costs – Phase I	(iii)	15,961
Filing fees – Nevada; Sec of State	(iv)	225
Office and general expenses	(v)	500
Transfer agent fees	(vi)	500
Estimated expenses for the next twelve months		26,886
Account payable as at June 30, 2009		128,522
Cash required		155,408
Less: Cash on hand as at June 30, 2009		(4,230)
Cash need over the next twelve months		$ 151,178

(i)           Accounting and audit

We will have to continue to prepare consolidated financial statements for submission with the various 10K-SBs and 10Q-SBs as follows:

Period	Form	Accountant	Auditor	Amount

September 30, 2009	10Q	1,000	500	1,500
December 31, 2009	10Q	1,000	500	1,500
March 31, 2010	10Q	1,000	500	1,500
June 30, 2010	10K	1,500	2,500	4,000
Estimated total		$ 4,500	$ 4,000	$ 8,500

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

Nevertheless, our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from investments. As of June 30, 2009, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Twelve months ended June 30, 2009 and 2008 and for the Period from May 25, 2005 (date of inception) to June 30, 2009.

We incurred accumulated net losses since inception of $204,142 as detailed in the following table:

Expenses	Ref.	Twelve Months Ended June 30, 2009	Twelve Months Ended June 30, 2008	From inception May 25, 2005 to June 30, 2009

Accounting and audit	(i)	$ 9,500	$ 9,600	$ 41,215
Bank charges		104	97	620
Consulting	(ii)	2,000	2,000	8,800
Exploration costs	(iii)	-	5,000	18,968
Filing fees	(iv)	-	475	837
Incorporation costs	(v)	-	-	341
Legal	(vi)	-	3,146	12,226
Management fees	(vii)	12,000	16,000	82,000
Office	(viii)	(83)	1,638	9,309
Rent	(ix)	2,400	2,400	8,400
Telephone	(x)	1,200	1,200	4,708
Transfer agent fees	(xi)	266	2,930	6,021
Travel and entertainment	(xii)	-	-	10,697

Total		$ 27,387	$ 44,486	$ 204,142

(i)           Audit and Accounting

Auditing and accounting expense represents the cost of the preparation of the consolidated financial statements for the three months ended September 30, 2008, the six months ended December 31, 2008, the nine months ended March 31, 2009 and for the fiscal year ended June 30, 2009 and the subsequent review and examination of these statements by our independent accountants.

(ii)           Consulting

The Company engaged the services of a consult to communicate with certain shareholders in India.   During the past year the expense related to fees paid for the forward split of the Company’s shares on the basis of a 5 new shares for each one old share held.

(iii)           Exploration costs

No exploration was undertaken on the Kon Tum Gold claim during the year. During the prior year we paid $5,000 for the purchase of the Kon Tum.

(iv)           Filing fees

The Company paid the State of Nevada the required filing fees to maintain it in good standing subsequent to the year end.

(v)           Incorporation costs

There were no incorporation costs in the 2009 year end nor in the prior year.

(vi)           Legal Fees

No legal expenses were incurred during the current year.

 (vii)           Management fees

The Company does not pay management fees at this time but realizes there is a cost associated with the directors managing the operations of our Company.   Therefore, it accrues as an expense $1,000 per month with an offsetting entry to Capital in Excess of Par Value.

(viii)           Office

Office expenses during the year were mainly for courier, postage, office supplies, etc. in the amount of $435 with an offsetting credit of $519 in recognition of foreign exchange gain.   The offset to office expense is consistent with the accounting procedure of prior years.

(ix)           Rent

We accrued rent similar to management fees with an offsetting entry to Capital in Excess of Par Value. The monthly amount accrued was $200.

 (x)           Telephone

Similar to management fees and rent noted above, we have accrued telephone expense each month with an offsetting entry to Capital in Excess of Par Value.

(xi)           Transfer agent fees

The Company uses the services of Holladay Stock Transfer as its transfer agent.   During the fiscal year ended June 30, 2009 it paid fees of $266 to them.

(xii)           Travel and entertainment

There have been no travel and entertainment expenses during the year.

Balance Sheets

Total cash and cash equivalents, as at June 30, 2009 and June 30, 2008, were respectively $4,230 and $902.  Our working capital as at June 30, 2009 and June 30, 2008 were a negative amount of $124,292 and a negative amount of $112,505 respectively.

Total shareholders’ deficiency as at June 30, 2009 was $124,142 and $112,505 as at June 30, 2008. Total shares outstanding as at June 30, 2008 was 212,100,000 and at June 30, 2009 and 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 151,200,000

Presently, there are no shares being offered to the public and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

Our shares are traded on the OTCBB.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Kon Tum Gold Claim, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended June 30, 2009 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended June 30, 2009, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A – CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, being Felimon Lee, and Chief Financial Officer, being Rizanina Raneses. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of June 30, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended June 30, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A (T) – CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9 B – OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART 111

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Felimon A. Lee 2431 M. de la Cruz, Pasay City, Philippines	Chief Executive Officer, President and Director (1)	54

Rizanina Raneses 2432 M. de la Cruz, Pasay City, Philippines	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	27

(1)	Felimon Lee was appointed a director on December 7, 2007, President and the Chief Executive Officer on the same day.

(2)	Rizanina Raneses became a director on December 7, 2007 and was appointed Secretary Treasurer, Chief Financial Officer and Chief Accounting Officer on the same day.

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

 Board of Directors

Our Board of Directors has not yet held a Directors’ Meeting.   All approvals have been done by way of Directors’ Consent Resolutions.

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

Significant Employees

We have not paid employees as such.  Our Officers and Directors fulfill many of the functions that would otherwise require Grosvenor to hire employees or outside consultants.

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

ITEM 11.      EXECUTIVE COMPENSATION

Compensation to our directors and officers was paid as follows:

Summary Compensation Table

Long Term Compensation

Annual Compensation	Awards	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)

Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP payouts ($)	All other compensation ($)

Alexander Ibsen Former Director and Officer	2005 2006 2007 2008 2009	-0- 6,000 12,000 6,000 -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

Patrick Grant Former Director and Officer	2005 2006 2007 2008	-0- 12,000 24,000 4,000	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Felimon Lee President, CEO and Director	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Rizanina Ranese Secretary Treasurer, CFO and Director	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Activities of our Former and Current Directors since Inception

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

Neither Mr. Lee nor Ms. Raneses has filed a Report with the SEC as at July 15, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as at July 2009, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Grosvenor, or any currently proposed transactions, or series of similar transactions, to which Grosvenor was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Grosvenor to own of record or beneficially more than 5% of any class of Grosvenor’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of Grosvenor, or any currently proposed transactions, or series of similar transactions, to which Grosvenor was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to Grosvenor to own of record or beneficially more than 5% of the common shares of Grosvenor’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Conflicts of Interest

None of our officers and directors is a director or officer of any other company involved in the mining industry.  However, there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on January 13, 2006, a Code of Ethics for the Board of Directors (the “Code”).  Portage’s Code embodies our commitment to such ethical principles and sets forth the responsibilities of Portage and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

Transactions with Promoters

Grosvenor does not have promoters and has no transactions with any promoters.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended June 30, 2009 for professional services for the review of the quarterly financial statements as at September 30, 2008, December 31, 2008 and March 31, 2009, annual financial statements as of June 30, 2009 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009 and $2,500 for the audit of June 30, 2009.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Grosvenor’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in June 30, 2009 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to June 30, 2009 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Financial Statements.  The following financial statements are included in this report:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROSVENOR EXPLORATIONS INC.
(Registrant)

August 10, 2009

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

Board of Directors
Grosvenor Explorations Inc.
Pasay City, Philippines

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

We have audited the accompanying balance sheets of Grovenor Explorations Inc. (Pre-exploration stage company) at June 30, 2009 and 2008, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 2009 and 2008 and the period from May 25, 2005 (date of inception) to June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grosvenor Explorations Inc. at June 30, 2009 and 2008, and the results of operations and cash flows for the years ended June 30, 2009 and 2008 and the period from May 25, 2005 (date of inception) to June 30, 2009, in conformity with generally accepted accounting principles.

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

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”

July 25, 2009

GROSVENOR EXPLORATIONS INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	June 30, 2009	June 30, 2008

ASSETS

CURRENT ASSETS

Cash	$ 4,230	$ 920

Total Current Assets	$ 4,230	$ 920

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 128,522	$ 113,425

Total Current Liabilities	128,522	113,425

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
212,100,000 shares issued and outstanding	212,100	212,100
Capital in excess of par value	(132,250)	(147,850)
Deficit accumulated during the pre-exploration stage	(204,142)	(176,755)

Total Stockholders’ Deficiency	(124,292)	(112,505)

	$ 4,230	$ 920

The accompanying notes are an integral part of these financial statements.

GROSVENOR EXPLORATIONS INC.
(Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
For the years ended June 30, 2009 and 2008 and for the period from May 25, 2005 (date of inception) to June 30, 2009

	June 30, 2009	June 30, 2008	May 25, 2005 to June 30, 2009

REVENUES	$ -	$ -	$ -

EXPENSES

Exploration costs	-	5,000	18,968
Administrative	27,387	39,486	185,174

NET LOSS FROM OPERATIONS	$ (27,387)	$ (44,486)	$(204,142)

NET LOSS PER COMMON SHARE

Basic and diluted	$ 0.00	$ 0.00

AVERAGE OUTSTANDING SHARES

Basic	212,100,000	212,100,000

The accompanying notes are an integral part of these financial statements.

GROSVENOR EXPLORATIONS INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period May 25, 2005 (date of inception) to June 30, 2009

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance May 25, 2005	-	$ -	$ -	$ -

Net operating loss for the one month ended June 30, 2005	-	-	-	(500)

Issuance of common shares for cash - January, 2006	168,000,000	168,000	(164,000)	-

Issuance of common shares for cash – January, 2006	44,100,000	44,100	8,350	-

Net operating loss for the year ended June 30, 2006	-	-	-	(51,140)

Balance as at June 30, 2006	212,100,,000	212,100	(155,650)	(51,640)

Net operating loss for the year ended June 30, 2007	-	-	-	(80,629)

Balance as at June 30, 2007	212,100,000	212,100	(155,650)	(132,269)

Net operating loss for the year ended June 30, 2008	-	-	-	(44,486)

Capital contributions - expenses	-	-	7,800	-

Balance as at June 30, 2008	212,100,000	212,100	(147,850)	(176,755)

Net operating loss for the year ended June 30, 2009	-	-	-	(27,387)

Capital contribution - expenses	-	-	15,600	-

Balance as at June 30, 2009	212,100,000	$ 212,100	$ (132,250)	$ (204,142)

The accompanying notes are an integral part of these financial statements

GROSVENOR EXPLORATIONS INC.
(A Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the years ended June 30, 2009 and 2008 and for the period from May 25, 2005 (date of inception) to June 30, 2009

	June 30, 2009	June 30, 2008	May 25, 2005 to June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (27,387)	$ (44,486)	$ (204,142)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contribution expenses	15,600	7,800	23,400
Changes in accounts payable	15,097	105,733	128,522

Net Cash Provided (Used) in Operations	3,310	69,047	(52,220)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	-	(76,220)	-
Proceeds from issuance of common stock	-	-	56,450

	-	(76,220)	56,450

Net Increase (Decrease) in Cash	3,310	(7,173)	4,230

Cash at Beginning of Year	920	8,093	-

CASH AT END OF YEAR	$ 4,230	$ 920	$ 4,230

The accompanying notes are an integral part of these financial statements

GROSVENOR EXPLORATIONS INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

1.           ORGANIZATION

The Company, Grosvenor Explorations Inc. (formerly Grosvenor Explorations Ltd.), was incorporated under the laws of the State of Nevada on May 25, 2005 with the authorized capital stock of 75,000,000 shares at $0.001 par value.  The Company allowed its wholly owned subsidiary, Grosvensor Explorations Ltd., to lapse during the year and therefore it no longer has a subsidiary  . In January 2008, a majority of the shareholders agreed to an increase in the authorized capital stock to 450,000,000 shares at $0.001 par value.

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
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

On June 30, 2009, the Company had a net operating loss carry forward of $204,142 for income tax purposes.  The tax benefit of approximately $61,200 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire 2025 through 2029.

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
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 71% of the common stock issued.   The officer-directors have made contributions to capital of $23,400 to the Company in the form of expenses paid for the Company.

GROSVENOR EXPLORATIONS INC.
            (A Pre-exploration Stage Company)
               NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

On January 18, 2008, the Company has a forward split of its common shares on the basis of 6 new shares for each one old share held.  With this split there are now issued and outstanding 212,100,000 post split common shares outstanding with a par value of $0.001 per share.

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