Form 10-Q
period 2009-09-30
Grosvenor Explorations Inc.
filed 2009-10-16
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarter period ended September 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period form to

Commission File number 333-132681

GROSVENOR EXPLORATIONS INC.
                                                                 (Exact name of registrant as specified in its charter)

Nevada	98-0486676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2431 M. de la Cruz, Pasay City, Philippines
(Address of principal executive offices)

632-887-2131
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

October 15, 2009: 214,611,890 common shares.

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2009 and June 30, 2009	4

	Statement of Operations For the three months ended September 30, 2009 and 2008 and for the period May 25, 2005 (Date of Inception) to September 30, 2009	5

	Statement of Cash Flows For the three months ended September 30, 2009 and 2008 and for the period May 25, 2005 (Date of Inception) to September 30, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	19

ITEM 4T.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	24

	SIGNATURES.	25

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Grosvenor Explorations Inc. (Pre-exploration stage company) at September 30, 2009 (with comparative figures as at June 30, 2009) and the statement of operations and statement of cash flow for the three months ended September 30, 2009 and 2008 and for the period from May 25, 2005 (date of incorporation) to September 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2009, are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

GROSVENOR EXPLORATIONS INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	September 30, 2009	June 30, 2009
ASSETS

CURRENT ASSETS

Cash	$ 859	$ 4,230

Total Current Assets	$ 859	$ 4,230

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 2,278	$ 128,522
Due to directors	118	-

Total Current Liabilities	2,396	128,522

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
214,611,890 shares issued and outstanding (June 30, 2009 – 212,100,000 shares issued and outstanding)	214,612	212,100
Capital in excess of par value	(5,267)	(132,250)
Deficit accumulated during the pre-exploration stage	(210,882)	(204,142)

Total Stockholders’ Deficiency	(1,537)	(124,292)

	$ 859	$ 4,230

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC.
(Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
For the three months ended September 30, 2009 and 2008 and for the period from May 25, 2005 (date of inception) to September 30, 2009
(Unaudited – Prepared by Management)

	Three months ended September 30, 2009	Three months ended September 30, 2008	May 25, 2005 to September 30, 2009

REVENUES	$ -	$ -	$ -

EXPENSES:
Accounting and audit	2,250	1,750	43,465
Bank charges	21	45	641
Consulting	-	2,000	8,800
Exploration expenses	-	-	18,968
Filing fees	350	-	1,187
Incorporation costs	-	-	341
Legal	-	-	12,226
Management fees	3,000	3,000	85,000
Office	219	(316)	9,528
Rent	600	600	9,000
Telephone	300	300	5,008
Transfer agent’s fees	-	-	10,697
Travel and entertainment	-	-	6,021
	6,740	7,379	210,882

NET LOSS FROM OPERATIONS	$ (6,740)	$ (7,379)	$ (210,882)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	213,110,022	212,100,000

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period May 25, 2005 (date of inception) to September 30, 2009

(Unaudited – Prepared by Management)

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance May 25, 2005	-	$ -	$ -	$ -

Net operating loss for the one month ended June 30, 2005	-	-	-	(500)

Issuance of common shares for cash - January, 2006	168,000,000	168,000	(164,000)	-

Issuance of common shares for cash – January, 2006	44,100,000	44,100	8,350	-

Net operating loss for the year ended June 30, 2006	-	-	-	(51,140)

Balance as at June 30, 2006	212,100,,000	212,100	(155,650)	(51,640)

Net operating loss for the year ended June 30, 2007	-	-	-	(80,629)

Balance as at June 30, 2007	212,100,000	212,100	(155,650)	(132,269)

Net operating loss for the year ended June 30, 2008	-	-	-	(44,486)

Capital contributions – expenses	-	-	7,800	-

Balance as at June 30, 2008	212,100,000	212,100	(147,850)	(176,755)

Net operating loss for the year ended June 30, 2009	-	-	-	(27,387)

Capital contribution – expenses	-	-	15,600	-

Balance as at June 30, 2009	212,100,000	212,100	(132,250)	(204,142)

Issuance of common shares for debt – August 25, 2009	2,511,890	2,512	123,083	-

Net operating loss for the period ended September 30, 2009	-	-	-	(6,740)

Capital contributions - expenses	-	-	3,900	-

Balance as at September 30, 2009	214,611,890	$ 214,612	$ (5,267)	$ 210,882

The accompanying notes are an integral part of these unaudited financial statements

GROSVENOR EXPLORATIONS INC.
(Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the three months ended September 30, 2009 and 2008 and for the period from May 25, 2005 (date of inception) to September 30, 2009

(Unaudited – Prepared by Management)
	Three months ended September 30, 2009	Three months ended September 30, 2008	May 25, 2005 (date of inception) to September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (6,740)	$ (7,379)	$ (210,882)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contribution – expenses	3,900	3,900	27,300
Changes in accounts payable	(649)	3,434	127,873

Net Cash Provided (Used) in Operations	(3,489)	(45)	(55,709)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan from related party	118	-	118
Proceeds from issuance of common stock	-	-	56,450

Net Cash from Financing Activities	118	-	56,568

Net (Decrease) Increase in Cash	(3,371)	(45)	859

Cash at Beginning of Period	4,230	920	-

CASH AT END OF PERIOD	$ 859	$ 875	$ 859

NON- CASH TRANACTIONS

Shares issued for debt	$ 125,595	$ -	$ 125,595

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

On September 30, 2009, the Company had a net operating loss carry forward of $210,882 for income tax purposes.  The tax benefit of approximately $63,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire 2025 through 2030.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

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
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 70% of the common stock issued and have made contributions to capital of $27,300 in the form of expenses paid for the Company.

GROSVENOR EXPLORATIONS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

On January 18, 2008, the Company has a forward split of its common shares on the basis of 6 new shares for each one old share held.  On August 25, 2009, certain creditors of the Company accepted 2,511,890 common shares at a price of $0.05 per share in consideration of amounts owed to them of $125,595.   With this split and the shares issued for debt, there are now issued and outstanding 214,611,890 common shares outstanding with a par value of $0.001 per share.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the  financial statements of Grosvenor Explorations, Inc. (“Grosvenor”) and the notes which form an integral part of the financial statements which are attached hereto.

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report dated July 25, 2009 attached to the financial statements dated June 30, 2009 which was filed in our recent Form 10-K.  We have cash of $859 as at September 30, 2009 and have liabilities of $2,396.  Since our inception we have incurred accumulated losses of $210,882.  We anticipate minimum operating expenses for the next twelve months of $13,444.  It is extremely unlikely we will earn any revenue for a minimum of 5 years.  We do not have any employees either full or part time.

Grosvenor has 214,611,890 shares outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

Grosvenor has not made any revenue since its inception on May 25, 2005 and has accumulated losses as at September 30, 2009 of $210,882.  Basically, Grosvenor has no assets other than cash since, in the past, the cost and exploration of the Chrome Vanadium claims , which are now abandoned, were treated as a period expense and written off as incurred.   Grosvenor no longer has any interest in the minerals on the Chrome Vandium claims and had no liability attached thereto.

Grosvenor has raised money in the past from its shareholders through the sale of shares but recently has had to rely upon advances from its directors.

As of September 30, 2009, Grosvenor’s total asset comprised cash where the cash on hand was $859.  Its total liabilities were $2,396 including $118 advances from one its directors.

Our non-elective expenses over the next twelve months, are estimated to be as follows:

Expense	Ref.	Amount

Accounting and audit	(i)	$ 8,500
Bank charges		100
Edgar filing fees	(ii)	1,100
Filing fees – Nevada; Sec of State	(iii)	325
Office and general expenses	(iv)	1,000
Transfer agent fees	(v)	1,000
Estimated expenses for the next twelve months		12,025
Account payable as at September 30, 2009	(vi)	2,278
Cash requirement before following deductions		14,303
Deduct: Bank as at September 30, 2009		(859)
Cash requirements over the next twelve months		$ 13,444

(i)           Accounting and audit

We will have to continue to prepare financial statements for submission with the various 10-Ks and 10-Qs as follows:

Period	Form	Accountant	Auditor	Amount

December 31, 2009	10-Q	1,000	500	1,500
March 31, 2010	10-Q	1,000	500	1,500
June 30, 2010	10-K	1,500	2,500	4,000
September 30, 2010	10-Q	1,000	500	1,500
Estimated total		$ 4,500	$ 4,000	$ 8,500

(ii)           Edgar filing fees

We will be required to file the annual Form 10-K estimated at $350 and the three Form 10-Qs at $250 each for a total cost of $1,100.

(iii)	Filing fees in Nevada

To maintain the Company in good standing in the State of Nevada an annual fee of approximately $225 has been paid to the Secretary of State and $100 to Empire Transfer for being the registered agent for us.

(iv)           Office and general

We have estimated a cost of approximately $1,000 for photocopying, printing, fax and delivery.

(v)           Transfer agent

The annual fee payable to Holladay Stock Transfer is estimated at $1,000.

(vi)           Accounts Payable

During the period the Company settled certain of its accounts payable, amount to $125,595, by way of 2,511,890 shares issued at $0.05 per share.

Business Development

Grosvenor’s office is located at 2431 M. de la Cruz P.C., Manila, Philippines which is the personal residence of its new president and director; Feliman A. Lee.  Grosvenor has not been a party to any bankruptcy, receivership or similar proceedings since its inception.  Grosvenor has not been involved in any reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

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

DEPOSITIONAL ENVIRONMENT/GEOLOGICAL SETTING: Veins form in high-grade, dynamothermal metamorphic environment where met sedimentary belts are invaded by igneous ocks.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended September 30, 2009.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, being Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 4T.                      CONTROLS AND PROCEDURES

(b)           Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.  Our management, being Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

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

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to September 30, 2009, the date of our most recent financial statements is $210,882.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

11.	There is no certain the Company will be able to keep the Kon Tum if a reserve is discovered since the mineral claim is situated in Vietnam, a country with a social government.

The Government of Vietnam is a socialist government which might result in the nationalization of the Kon Tum mineral claim in the event a significant reserve is found on it.   There is virtually nothing the Company can do to ensure this event will not happen.  If it does happen, the Company will be without a mineral claim and the shareholders might lose their entire investment in our Company.

Risks Associated with owning our Shares:

12. We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock.  This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

13. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

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

During the period ended September 30, 2009, the Company settled with several of its creditor an amount of $125,595 by way of the issuance of 2,511,890 common shares at a price of $0.05 per share.   The share certificates have a restriction stamped on them which will not allow them to be currently traded in the open market.

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

GROSVENOR EXPLORATIONS INC.
         (Registrant)

Date: September 15, 2009	FELIMON A. LEE
Chief Executive Officer,
President and Director

Date: September 15, 2009	RIZANINA G. RANESES
Chief Financial Officer, Chief
Accounting Officer and Director