Form 10-Q/A
period 2009-09-30
Grosvenor Explorations Inc.
filed 2009-10-16
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QA

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

October 15, 2009: 214,611,890 common shares.

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2009 and June 30, 2009	4

	Statement of Operations For the three months ended September 30, 2009 and 2008 and for the period May 25, 2005 (Date of Inception) to September 30, 2009	5

	Statement of Changes in Stockholders' Equity Period May 25, 2005 (date of inception) to September 30, 2009	6

	Statement of Cash Flows For the three months ended September 30, 2009 and 2008 and for the period May 25, 2005 (Date of Inception) to September 30, 2009	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4.	Controls and Procedures	20

ITEM 4T.	Controls and Procedures	20

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Submission of Matters to a Vote of Security Holders	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	24

	SIGNATURES.	26

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

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

GROSVENOR EXPLORATIONS INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period May 25, 2005 (date of inception) to September 30, 2009

(Unaudited – Prepared by Management)

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance May 25, 2005	-	$ -	$ -	$ -

Net operating loss for the one month ended June 30, 2005	-	-	-	(500)

Issuance of common shares for cash - January, 2006	168,000,000	168,000	(164,000)	-

Issuance of common shares for cash – January, 2006	44,100,000	44,100	8,350	-

Net operating loss for the year ended June 30, 2006	-	-	-	(51,140)

Balance as at June 30, 2006	212,100,,000	212,100	(155,650)	(51,640)

Net operating loss for the year ended June 30, 2007	-	-	-	(80,629)

Balance as at June 30, 2007	212,100,000	212,100	(155,650)	(132,269)

Net operating loss for the year ended June 30, 2008	-	-	-	(44,486)

Capital contributions – expenses	-	-	7,800	-

Balance as at June 30, 2008	212,100,000	212,100	(147,850)	(176,755)

Net operating loss for the year ended June 30, 2009	-	-	-	(27,387)

Capital contribution – expenses	-	-	15,600	-

Balance as at June 30, 2009	212,100,000	212,100	(132,250)	(204,142)

Issuance of common shares for debt – August 25, 2009	2,511,890	2,512	123,083	-

Net operating loss for the period ended September 30, 2009	-	-	-	(6,740)

Capital contributions - expenses	-	-	3,900	-

Balance as at September 30, 2009	214,611,890	$ 214,612	$ (5,267)	$ (210,882)

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

Forward Looking Statements

In addition to the other information contained in this Form 10-QA , it contains forward-looking statements which involve risk and uncertainties.  When used in this prospectus, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10-QA including financial statements, attachments and risk factors before considering an investment.

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

GROSVENOR EXPLORATIONS INC.
         (Registrant)

Date: October 16, 2009	FELIMON A. LEE
Chief Executive Officer,
President and Director

Date: October 16, 2009	RIZANINA G. RANESES
Chief Financial Officer, Chief
Accounting Officer and Director