Form 10-Q
period 2009-12-31
Grosvenor Explorations Inc.
filed 2010-02-03
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarter period ended December 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

January 31, 2010: 214,611,890 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at December 31, 2009 and June 30, 2009	4

	Statement of Operations For the three and six months ended December 31, 2009 and 2008 and for the period May 25, 2005 (Date of Inception) to December 31, 2009	5

	Statement of Changes in Stockholders’ Equity Period May 25, 2005 (date of inception) to December 31, 2009	6

	Statement of Cash Flows For the six months ended December 31, 2009 and 2008 and for the period May 25, 2005 (Date of Inception) to December 31, 2009	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	19

ITEM 4T.	Controls and Procedures	20

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Submission of Matters to a Vote of Security Holders	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	25

	SIGNATURES.	26

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Grosvenor Explorations Inc. (Pre-exploration stage company) at December 31, 2009 (with comparative figures as at June 30, 2009) and the statement of operations and statement of cash flows for the three and six months ended December 31, 2009 and 2008 and for the period from May 25, 2005 (date of incorporation) to December 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2009, are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

GROSVENOR EXPLORATIONS INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	December 31, 2009	June 30, 2009
ASSETS

CURRENT ASSETS

Cash	$ 340	$ 4,230

Total Current Assets	$ 340	$ 4,230

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 3,641	$ 128,522
Due to directors	174	-

Total Current Liabilities	3,815	128,522

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
214,611,890 shares issued and outstanding (June 30,2009 – 212,100,000 shares issued and outstanding)	214,612	212,100
Capital in excess of par value	(1,367)	(132,250)
Deficit accumulated during the pre-exploration stage	(216,720)	(204,142)

Total Stockholders’ Deficiency	(3,475)	(124,292)

	$ 340	$ 4,230

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC.
(Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
For the three and six months ended December 31, 2009 and 2008 and for the period from May 25, 2005 (date of inception) to December 31, 2009
(Unaudited – Prepared by Management)

	Three months ended December 31, 2009	Three months ended December 31, 2008	Six months ended December 31, 2009	Six months ended December 31, 2008	May 25, 2005 to December 31, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES:
Accounting and audit	1,750	1,750	4,000	3,500	45,215
Bank charges	19	19	39	64	660
Consulting	-	-	-	2,000	8,800
Exploration expenses	-	-	-	-	18,968
Filing fees	-	-	350	-	1,187
Incorporation costs	-	-	-	-	341
Legal	-	-	-	-	12,226
Management fees	3,000	3,000	6,000	6,000	88,000
Office	55	43	275	(273)	9,583
Rent	600	600	1,200	1,200	9,600
Telephone	300	300	600	600	5,308
Transfer agent’s fees	114	-	114	-	10,697
Travel and entertainment	-	-	-	-	6,135
	5,838	5,712	12,578	13,091	216,720

NET LOSS FROM OPERATIONS	$ (5,838)	$ (5,712)	$ (12,578)	$ (13,091)	$ (216,720)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	213,860,515	212,100,000	213,860,515	212,100,000

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period May 25, 2005 (date of inception) to December 31, 2009

(Unaudited – Prepared by Management)

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance May 25, 2005	-	$ -	$ -	$ -

Net operating loss for the one month ended June 30, 2005	-	-	-	(500)

Issuance of common shares for cash - January, 2006	168,000,000	168,000	(164,000)	-

Issuance of common shares for cash – January, 2006	44,100,000	44,100	8,350	-

Net operating loss for the year ended June 30, 2006	-	-	-	(51,140)

Balance as at June 30, 2006	212,100,,000	212,100	(155,650)	(51,640)

Net operating loss for the year ended June 30, 2007	-	-	-	(80,629)

Balance as at June 30, 2007	212,100,000	212,100	(155,650)	(132,269)

Net operating loss for the year ended June 30, 2008	-	-	-	(44,486)

Capital contributions – expenses	-	-	7,800	-

Balance as at June 30, 2008	212,100,000	212,100	(147,850)	(176,755)

Net operating loss for the year ended June 30, 2009	-	-	-	(27,387)

Capital contribution – expenses	-	-	15,600	-

Balance as at June 30, 2009	212,100,000	212,100	(132,250)	(204,142)

Issuance of common shares for debt – August 25, 2009	2,511,890	2,512	123,083	-

Net operating loss for the period ended December, 2009	-	-	-	(12,578)

Capital contributions - expenses	-	-	7,800	-

Balance as at December 31, 2009	214,611,890	$ 214,612	$ (1,367)	$ (216,720)

The accompanying notes are an integral part of these unaudited financial statements

GROSVENOR EXPLORATIONS INC.
(Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the six months ended December 31, 2009 and 2008 and for the period from May 25, 2005 (date of inception) to December 31, 2009

(Unaudited – Prepared by Management)
	Six months ended December 31, 2009	Six months ended December 31, 2008	May 25, 2005 (date of inception) to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (12,578)	$ (13,091)	$ (216,720)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contribution – expenses	7,800	7,800	31,200
Changes in accounts payable	714	4,727	129,236

Net Cash Provided (Used) in Operations	(4,064)	(564)	(56,284)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan from related party	174	-	174
Proceeds from issuance of common stock	-	-	56,450

Net Cash from Financing Activities	174	-	56,624

Net (Decrease) Increase in Cash	(3,890)	(564)	340

Cash at Beginning of Period	4,230	920	-

CASH AT END OF PERIOD	$ 340	$ 356	$ 340

NON- CASH TRANACTIONS

Shares issued for debt	$ 125,595	$ -	$ 125,595

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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
December 31, 2009

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

On December 31, 2009, the Company had a net operating loss carry forward of $216,720 for income tax purposes.  The tax benefit of approximately $65,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire 2025 through 2030.

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
December 31, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 70% of the common stock issued and have made and have made no interest, demand loans to the Company of $174 and have made contributions to capital of $31,200 in the form of expenses paid for the Company.

GROSVENOR EXPLORATIONS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet dated to January 31, 2010 and has found no material subsequent events to report.

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report dated July 25, 2009 attached to the financial statements dated June 30, 2009 which was filed in our recent Form 10-K.  We have cash of $340 as at December 31, 2009 and have liabilities of $3,815.  Since our inception we have incurred accumulated losses of $216,720.  We anticipate minimum operating expenses for the next twelve months of $xxxxx.  It is extremely unlikely we will earn any revenue for a minimum of 5 years.  We do not have any employees either full or part time.

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

LIQUIDITY AND CAPITAL RESOURCES

Grosvenor has not made any revenue since its inception on May 25, 2005 and has accumulated losses as at December 31, 2009 of $216,720.  Basically, Grosvenor has no assets other than cash since, in the past, the cost and exploration of the Chrome Vanadium claims , which are now abandoned, were treated as a period expense and written off as incurred.   Grosvenor no longer has any interest in the minerals on the Chrome Vandium claims and had no liability attached thereto.

Grosvenor has raised money in the past from its shareholders through the sale of shares but recently has had to rely upon advances from its directors.

As of December 31, 2009, Grosvenor’s total asset comprised cash where the cash on hand was $340.  Its total liabilities were $3,815 including $174 advances from one its directors.

Our non-elective expenses over the next twelve months, are estimated to be as follows:

Expense	Ref.	Amount

Accounting and audit	(i)	$ 8,500
Bank charges		100
Edgar filing fees	(ii)	1,100
Filing fees – Nevada; Sec of State	(iii)	325
Office and general expenses	(iv)	1,000
Transfer agent fees	(v)	1,000
Estimated expenses for the next twelve months		12,025
Account payable as at December 31, 2009	(vi)	3,614
Cash requirement before following deductions		15,639
Deduct: Bank as at December 31, 2009		(340)
Cash requirements over the next twelve months		$ 15,299

(i)           Accounting and audit

We will have to continue to prepare financial statements for submission with the various 10-Ks and 10-Qs as follows:

Period	Form	Accountant	Auditor	Amount

March 31, 2010	10-Q	1,000	500	1,500
June 30, 2010	10-K	1,500	2,500	4,000
September 30, 2010	10-Q	1,000	500	1,500
December 31, 2010	10-Q	1,000	500	1,500
Estimated total		$ 4,500	$ 4,000	$ 8,500

(ii)           Edgar filing fees

We will be required to file the annual Form 10-K estimated at $350 and the three Form 10-Qs at $250 each for a total cost of $1,100.

(iii)	Filing fees in Nevada

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

(vi)           Accounts Payable

             During the first period the Company settled certain of its accounts payable, amount to $125,595, by way of 2,511,890 shares issued at $0.05 per share.  The amount above represents monies owed to arm-length creditors and not related parties.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the six months ended December 31, 2009.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term.

ITEM 4.                      CONTROLS AND PROCEDURES

Our management has evaluated the effectiveness of Grosvenor’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at December 31, 2009 (the “Evaluation Date”).  Our management has concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as indicated in the following paragraphs.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that “disclosure controls and procedures” have the following characteristics:

●	designed to ensure disclosure of information that is required to be disclosed in the reports that Grosvenor files or submits under the Exchange Act;

●	recorded, processed, summarized and reported with the time period required by the SEC’s rules and forms; and

●	accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

Realizing Grosvenor’s internal control is not effective Grosvenor’s management believes that its financial statements contained in its Quarterly Report on Form 10-Q for the six months ended December 31, 2009 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Grosvenor’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at December 31, 2009, Grosvenor did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Grosvenor a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the quarterly closing process, management has concluded that the controls over the quarter-end financial reporting process were not operating effectively.   A material weakness in the quarter-end financial reporting process could result in Grosvenor not been able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Grosvenor maintaining an insufficient complement of personal to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 4T	CONTROLS AND PROCEDURES

There were no changes in Grosvenor’s internal controls over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to material affect, Grosvenor’s internal control over financial reporting.

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

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to December 31, 2009, the date of our most recent financial statements is $216,720.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

During the since its year end of June 30, 2009, the Company settled with several of its creditor an amount of $125,595 by way of the issuance of 2,511,890 common shares at a price of $0.05 per share.   The share certificates have a restriction stamped on them which will not allow them to be currently traded in the open market.

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

GROSVENOR EXPLORATIONS INC.
         (Registrant)

Date: February 3, 2010	FELIMON A. LEE
Chief Executive Officer,
President and Director

Date: February 3, 2010	RIZANINA G. RANESES
Chief Financial Officer, Chief
Accounting Officer and Director