Form 10-Q
period 2010-03-31
Grosvenor Explorations Inc.
filed 2010-04-15
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

April 14, 2010: 214,611,890 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at March 31, 2010 and June 30, 2009	4

	Statement of Operations For the three and nine months ended March 31, 2010 and 2009 and for the period May 25, 2005 (Date of Inception) to March 31, 2010	5

	Statement of Changes in Stockholders’ Equity Period May 25, 2005 (date of inception) to March 31, 2010	6

	Statement of Cash Flows For the nine months ended March 31, 2010 and 2009 and for the period May 25, 2005 (Date of Inception) to March 31, 2010	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4.	Controls and Procedures	19

ITEM 4T.	Controls and Procedures	20

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Submission of Matters to a Vote of Security Holders	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	25

	SIGNATURES.	26

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Grosvenor Explorations Inc. (Pre-exploration stage company) at March 31, 2010 (with comparative figures as at June 30, 2009) and the statement of operations for the three and nine months ended March 31, 2010 and 2009 and for the period from May 25, 2005 (date of incorporation) to March 31, 2010, statement of changes in stockholders’ equity for the period from May 25, 2005 (date of incorporation) to March 31, 2010 and statement of cash flows for the nine months ended March 31, 2010 and 2009 and for the period from May 25, 2005 (date of inception) to March 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended March 31, 2010, are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

GROSVENOR EXPLORATIONS INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	March 31, 2010	June 30, 2009
ASSETS

CURRENT ASSETS

Cash	$ 644	$ 4,230

Total Current Assets	$ 644	$ 4,230

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 5,991	$ 128,522
Due to directors	213	-

Total Current Liabilities	6,204	128,522

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
214,611,890 shares issued and outstanding (June 30, 2009 – 212,100,000 shares issued and outstanding)	214,612	212,100
Capital in excess of par value	2,533	(132,250)
Deficit accumulated during the pre-exploration stage	(222,705)	(204,142)

Total Stockholders’ Deficiency	(5,560)	(124,292)

	$ 644	$ 4,230

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC.
(Pre-exploration Stage Company)
STATEMENTS OF OPERATIONS
For the three and nine months ended March 31, 2010 and 2009 and for the period from May 25, 2005 (date of inception) to March 31, 2010
(Unaudited – Prepared by Management)

	Three months ended March 31, 2010	Three months ended March 31, 2009	Nine months ended March 31, 2010	Nine months ended March 31, 2009	May 25, 2005 to March 31, 2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES:
Accounting and audit	1,850	1,750	5,850	5,250	47,065
Bank charges	21	21	61	85	681
Consulting	-	-	-	2,000	8,800
Exploration expenses	-	-	-	-	18,968
Filing fees	-	-	350	-	1,187
Incorporation costs	-	-	-	-	341
Legal	-	-	-	-	12,226
Management fees	3,000	3,000	9,000	9,000	91,000
Office	39	157	313	(116)	9,622
Rent	600	600	1,800	1,800	10,200
Telephone	300	300	900	900	5,608
Transfer agent’s fees	175	-	289	-	10,697
Travel and entertainment	-	-	-	-	6,310
	5,985	5,828	18,563	18,919	222,705

NET LOSS FROM OPERATIONS	$ (5,985)	$ (5,828)	$ (18,563)	$ (18,919)	$ (222,705)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	214,107,679	212,100,000	214,107,679	212,100,000

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period May 25, 2005 (date of inception) to March 31, 2010

(Unaudited – Prepared by Management)

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance May 25, 2005	-	$ -	$ -	$ -

Net operating loss for the one month ended June 30, 2005	-	-	-	(500)

Issuance of common shares for cash - January, 2006	168,000,000	168,000	(164,000)	-

Issuance of common shares for cash – January, 2006	44,100,000	44,100	8,350	-

Net operating loss for the year ended June 30, 2006	-	-	-	(51,140)

Balance as at June 30, 2006	212,100,,000	212,100	(155,650)	(51,640)

Net operating loss for the year ended June 30, 2007	-	-	-	(80,629)

Balance as at June 30, 2007	212,100,000	212,100	(155,650)	(132,269)

Net operating loss for the year ended June 30, 2008	-	-	-	(44,486)

Capital contributions – expenses	-	-	7,800	-

Balance as at June 30, 2008	212,100,000	212,100	(147,850)	(176,755)

Net operating loss for the year ended June 30, 2009	-	-	-	(27,387)

Capital contribution – expenses	-	-	15,600	-

Balance as at June 30, 2009	212,100,000	212,100	(132,250)	(204,142)

Issuance of common shares for debt – August 25, 2009	2,511,890	2,512	123,083	-

Net operating loss for the period ended March 31, 2010	-	-	-	(18,563)

Capital contributions - expenses	-	-	11,700	-

Balance as at March 31, 2010	214,611,890	$ 214,612	$ 2,533	$ (222,705)

The accompanying notes are an integral part of these unaudited financial statements

GROSVENOR EXPLORATIONS INC.
(Pre-exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2010 and 2009 and for the period from May 25, 2005 (date of inception) to March 31, 2010

(Unaudited – Prepared by Management)
	Nine months ended March 31, 2010	Nine months ended March 31, 2009	May 25, 2005 (date of inception) to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (18,563)	$ (18,919)	$ (222,705)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contribution – expenses	11,700	11,700	35,100
Changes in accounts payable	3,064	8,048	131,586

Net Cash Provided (Used) in Operations	(3,799)	829	(56,019)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan from related party	213	-	213
Proceeds from issuance of common stock	-	-	56,450

Net Cash from Financing Activities	213	-	56,663

Net (Decrease) Increase in Cash	(3,586)	829	644

Cash at Beginning of Period	4,230	920	-

CASH AT END OF PERIOD	$ 644	$ 1,749	$ 644

NON- CASH TRANACTIONS

Shares issued for debt	$ 125,595	$ -	$ 125,595

The accompanying notes are an integral part of these unaudited financial statements.

GROSVENOR EXPLORATIONS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

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
March 31, 2010

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

On March 31, 2010, the Company had a net operating loss carry forward of $222,705 for income tax purposes.  The tax benefit of approximately $66,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire 2025 through 2030.

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
March 31, 2010

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 70% of the common stock issued and have made and have made no interest, demand loans to the Company of $213 and have made contributions to capital of $35,100 in the form of expenses paid for the Company.

GROSVENOR EXPLORATIONS INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

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

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet dated to April 14, 2010 and has found no material subsequent events to report.

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report dated July 25, 2009 attached to the financial statements dated June 30, 2009 which was filed in our recent Form 10-K.  We have cash of $644 as at March 31, 2010 and have liabilities of $6,204.  Since our inception we have incurred accumulated losses of $222,705.  We anticipate minimum operating expenses for the next twelve months of $17,922.  It is extremely unlikely we will earn any revenue for a minimum of 5 years.  We do not have any employees either full or part time.

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

LIQUIDITY AND CAPITAL RESOURCES

Grosvenor has not made any revenue since its inception on May 25, 2005 and has accumulated losses as at March 31, 2010 of $222,705.  Basically, Grosvenor has no assets other than cash since, in the past, the cost and exploration of the Chrome Vanadium claims, which are now abandoned, were treated as a period expense and written off as incurred.   Grosvenor no longer has any interest in the minerals on the Chrome Vandium claims and had no liability attached thereto.

Grosvenor has raised money in the past from its shareholders through the sale of shares but recently has had to rely upon advances from its directors.

As of March 31, 2010, Grosvenor’s total asset comprised cash where the cash on hand was $644.  Its total liabilities were $6,204 including $213 advances from one its directors.

Our non-elective expenses over the next twelve months, are estimated to be as follows:

Expense	Ref.	Amount

Accounting and audit	(i)	$ 9,050
Bank charges		100
Edgar filing fees	(ii)	1,100
Filing fees – Nevada; Sec of State	(iii)	325
Office and general expenses	(iv)	1,000
Transfer agent fees	(v)	1,000
Estimated expenses for the next twelve months		12,575
Account payable as at March 31, 2010 – to third parties	(vi)	5,991
Cash requirement before following deductions		18,566
Deduct: Bank as at March 31, 2010		(644)
Cash requirements over the next twelve months		$ 17,922

(i)           Accounting and audit

We will have to continue to prepare financial statements for submission with the various 10-Ks and 10-Qs as follows:

Period	Form	Accountant	Auditor	Amount

June 30, 2010	10-K	1,500	2,750	4,250
September 30, 2010	10-Q	1,000	600	1,600
December 31, 2010	10-Q	1,000	600	1,600
March 31, 2011	10-Q	1,000	600	1,600
Estimated total		$ 4,500	$ 4,550	$ 9,050

(ii)           Edgar filing fees

We will be required to file the annual Form 10-K estimated at $350 and the three Form 10-Qs at $250 each for a total cost of $1,100.

(iii)	Filing fees in Nevada

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MAKET RISK

We believe that there have been no significant changes in our market risk exposures for the nine months ended March 31, 2010.

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

As of March 31, 2010, the management of Grosvenor assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the nine months ended March 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Realizing Grosvenor’s internal control is not effective Grosvenor’s management believes that its financial statements contained in its Quarterly Report on Form 10-Q for the nine months ended March 31, 2010 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Grosvenor’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at March 31, 2010, Grosvenor did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Grosvenor a whistleblower policy is not necessary.

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

There were no changes in Grosvenor’s internal controls over financial reporting during the nine months ended March 31, 2010 that have materially affected, or are reasonably likely to material affect, Grosvenor’s internal control over financial reporting.

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

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure.  Our net loss from inception to March 31, 2010, the date of our most recent financial statements is $222,705.  Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

GROSVENOR EXPLORATIONS INC.
         (Registrant)

Date: April 15, 2010	FELIMON A. LEE
Chief Executive Officer,
President and Director

Date: April 15, 2010	RIZANINA G. RANESES
Chief Financial Officer, Chief
Accounting Officer and Director