Form 10-K
period 2010-06-30
Grosvenor Explorations Inc.
filed 2010-10-05
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to _______.

Commission file number:  000-52156

Grosvenor Explorations Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0486676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3645 E. Main Street, Suite 119, Richmond, IN 47374
(Address of principal executive offices) (Zip Code)
Registrant’s telephone, including area code: (765) 356-9726
Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	Not Applicable
(Title of class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                   Accelerated filer ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No   ☐

As of December 31, 2009, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing bid price $0.0001 was:  $6,341

The number of shares of our common stock outstanding as of July 15, 2010 was:  214,611,890

FORM 10-K
GROSVENOR EXPLORATIONS INC.
JUNE 30, 2010

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules.	25

Glossary
Signature Page
Exhibit Index

Cautionary Note Regarding Forward Looking Statements

This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intends,” and other variations of these words or comparable words.  In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

                Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●     risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our contemplated exploration activities;

●     risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●     risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●     results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

●     mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●    the potential for delays in exploration or development activities or the completion of feasibility studies;

●     risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●     risks related to commodity price fluctuations;

●     the uncertainty of profitability based upon our history of losses;

●     risks related to environmental regulation and liability;

●     risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●      risks related to tax assessments;

●      political and regulatory risks associated with mining development and exploration; and

●      other risks and uncertainties related to our prospects, properties and business strategy.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

As used in this annual report, “Grosvenor,” the “Company,” “we,” “us,” or “our” refer to Grosvenor Explorations Inc., unless otherwise indicated.

If you are not familiar with the mineral exploration terms used in this report, please refer to the definitions of these terms under the caption “Glossary” at the end of Item 15 of this report.

PART I

ITEM 1.     Business.

Overview

We were incorporated in the state of Nevada under the name Grosvenor Explorations Inc. on March 25, 2005.  We previously acquired mineral claims situated in British Columbia, Canada, but allowed these mineral claims to lapse during the year ended June 30, 2008.  As a result, we no longer have any rights to these mineral claims in British Columbia, Canada.  In January 2008, we entered into an assignment agreement where we were assigned a 100% interest in one - 7 unit claim block containing 92.8 hectares located in Vietnam and is referred to herein as the Kon Tum Gold Claim.  To date, we have not conducted any exploration work on the Kon Tum Gold Claim and are dependent on securing sufficient financing in order to be able to commence any exploration activity.  Provided we are successful in securing additional financing, our business plan is to proceed with the exploration of the Kon Tum Gold Claim to determine whether a commercially viable mineral deposit exists.

We also, as part of business activities, intend to evaluate opportunities to acquire additional mining properties in South America, some of which may be mineral deposits that are fully defined and have already completed the feasibility stage of development and are ready to produce.  In other cases, the mineral deposits we may seek to acquire may have a significant amount of proven and probable reserves with what we believe to be excellent potential for expansion.  We may also seek to acquire other drill-ready exploration projects that contain little or no proven reserves, but that are strategically positioned to offer what we perceive as exceptional potential at a comparatively minimal expense.  In order to acquire any additional mining properties or exploration projects, we will need to secure additional financing.  We have not made any progress in indentifying any such properties due to our current financial position.

Name Change

On September 20, 2010, we filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger whereby we would merge with our wholly-owned subsidiary, South American Gold Corp., through a parent/subsidiary merger, with us as the surviving corporation.  This merger will become effective on October 11, 2010.  Shareholder approval for this merger was not required under Nevada Revised Statutes Section 92A.180.  At the effective time of this merger, our name will be changed to “South American Gold Corp.” and our Articles of Incorporation will be amended to reflect this name change.  We decided to change our corporate name to better reflect our decision to expand our business plan to pursue the acquisition and development of the mineral and mining rights underlying properties located in South America.

Exploration Stage Company

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. There is no assurance that a commercially viable mineral deposit exists on any of the properties underlying our mineral property interests, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on any of the properties underlying our mineral property interests, and there is no assurance that we will discover one.  If we cannot acquire or locate mineral deposits, or if it is not economical to recover any mineral deposits that we do find, our business and operations will be materially and adversely affected.

Summary of our Mineral Property Interests

A description of the Kon Tum Gold Claim located in Vietnam is set forth in Item 2 of this annual report.

Governmental Regulation on Our Business

Exploration of the Kon Tum Gold Claim is impacted in varying degrees by government regulations relating, among other things, pollution control and environmental protection, land reclamation, safety and production. Changes in any of these regulations or in the application of existing regulations are beyond our control and may adversely affect our operations. Failure to comply with the conditions set out in any permit or failure to comply with applicable statutes and regulations may result in orders to cease or curtail operations or to install specialized equipment. We may be required to compensate those suffering loss or damage by reason of our activities. The effect of these regulations cannot be accurately predicted.

Competition

We are an exploration stage mineral resource exploration company that competes with other mineral resource exploration companies for financing and for the acquisition of new mineral properties.  Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties.  In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development.  This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.  We will also compete with other mineral exploration companies for financing from a limited number of investors that are prepared to make investments in mineral exploration companies.  The presence of competing mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.  We will also compete with other mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Employees

We have no full-time employees at the present time.   Our executive officers do not devote their services full time to our operations.  We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our planned exploration program, but did not as of June 30, 2010 engage any contractors that provided work to us on a recurring basis.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

Subsequent to the year ended June 30, 2010, we incorporated, South American Gold Corp., as a subsidiary entity.  As described above, this subsidiary will be merged into us effective October 11, 2010 effectuating a change in our corporate name to South American Gold Corp.

ITEM 1A.       Risk Factors.

You should carefully consider the following risk factors in evaluating our business and us.  The factors listed below represent certain important factors that we believe could cause our business results to differ.  These factors are not intended to represent a complete list of the general or specific risks that may affect us.  It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  You should also consider the other information included in this Annual Report and subsequent quarterly reports filed with the SEC.

Risk Factors

Risks Associated With Our Business

Our accountants have raised substantial doubt with respect to our ability to continue as a going concern.

As noted in our financial statements, we have incurred a net loss of $228,666 for the period from inception on March 25, 2005 to June 30, 2010 and have presently no source of revenue.  At June 30, 2010, we had a working capital deficit of $7,621.  As of June 30, 2010, we had cash and cash equivalents in the amount of US $54.  We will have to raise additional funds in order to sustain any level of operations and commence any recommended exploration activities.

The audit report of Madsen & Associates, CPA’s Inc.’s for the fiscal year ended June 30, 2010 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

We have a limited operating history and have incurred losses that we expect to continue into the future.

We have not yet located any mineral reserve and we have never had any revenues from our operations. In addition, we have a very limited operating history upon which an evaluation of our future success or failure can be made.  We have only recently taken steps in a plan to engage in the acquisition of interests in exploration and development properties in Vietnam, and it is too early to determine whether such steps will prove successful.  Our business plan is in its early stages and faces numerous regulatory, practical, legal and other obstacles.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition.

Our ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, our ability to (i) identify and acquire mining properties or interests therein that ultimately have probable or proven mineral reserves, (ii) sell such mining properties or interests to strategic partners or third parties or commence mining, (iii) produce and sell minerals at profitable margins, and (iv) raise the necessary capital to remain operational.  At this stage in our development, it cannot be predicted how much financing will be required to accomplish these objectives.

We have no known reserves and we may not find any mineral reserves or, if we find mineral reserves, the deposits may be uneconomic or production from those deposits may not be profitable.

Our due diligence activities have been limited, and to a great extent, have relied upon information provided to us by third parties.  We have not established that any of the properties for which we hold an interest contain adequate amounts of gold or other mineral reserves to make mining any of the properties economically feasible to recover that gold or other mineral reserves, or to make a profit in doing so.  If we do not, our business will fail.  If we cannot find economic mineral reserves or if it is not economic to recover the mineral reserves, we will have to cease operations.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment, such as bulldozers and excavators, that we might need to conduct exploration.  We have not attempted to locate or negotiate with any suppliers of products, equipment or materials.  Provided we are successful in securing additional financing, we will attempt to locate products, equipment and materials.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

We do not have enough money to commence our exploration program and consequently may have to cease or suspend our operations unless we are able to raise additional financing.

Although management believes that sources of financing are available to commence our exploration program on our property interests, no assurance can be given that these financing sources will ultimately be sufficient.  Other forms of financing, if available, may be on terms that are unfavorable to our stockholders.

As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources.  We have traditionally raised our operating capital from sales of equity, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to commence exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

Our success is dependent upon a limited number of people.

The ability to identify, negotiate and consummate transactions that will benefit us is dependent upon the efforts of our management team.  The loss of the services of any member of our management could have a material adverse effect on us.

Our business will be harmed if we are unable to manage growth.

Our business may experience periods of rapid growth that will place significant demands on our managerial, operational and financial resources.  In order to manage this possible growth, we must continue to improve and expand our management, operational and financial systems and controls.  We will need to hire, train and manage our employee base.  We must carefully manage our mining exploration activities.  No assurance can be given that we will be able to timely and effectively meet such demands.

We may not be able to attract and retain qualified personnel necessary for the implementation of our business strategy and exploration programs.

Our future success depends largely upon the continued service of board members, executive officers and other key personnel.  Our success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in Vietnam.  Personnel represents a significant asset, and the competition for such personnel is intense in the mineral exploration industry.  We may have particular difficulty attracting and retaining key personnel in the initial phases of our operations, particularly in Vietnam.

Our officers and directors may have conflicts of interest and do not devote full time to our operations.

Our officers and directors may have conflicts of interest in that they are and may become affiliated with other mining companies.  In addition, our officers do not devote their full time to our operations.  Until such time that we can afford executive compensation commensurate with that being paid in the marketplace, our officers will not devote their full time and attention to our operations.  No assurance can be given as to when we will be financially able to engage our officers on a full-time basis or engage additional officers.

Because some of our officers and directors are located outside of the United States, you may have no effective recourse against our management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States.  As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Risks Associated With Mining

Our property interest is in the exploration stage.  There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business will fail.

We have not established that our property interest contains any commercially exploitable mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business will fail.  A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those reserves. Both mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines.  If we do discover mineral reserves in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource.  If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters.  There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs.  If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to do so.  Current laws and regulations could be amended and we might not be able to comply with them, as amended.  Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms.  To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral reserve on any of our properties, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the reserve and our business could fail.

If we do discover a mineral reserve on any of our properties, we will be required to expend substantial sums of money to establish the extent of the reserve, develop processes to extract it and develop extraction and processing facilities and infrastructure.  Although we may derive substantial benefits from the discovery of a reserve, there can be no assurance that it will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis.  If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Because our property interest and contemplated exploration activities in Vietnam are subject to political, economic and other uncertainties, situations may arise that could have a significantly adverse material impact on us.

Our proposed activities in Vietnam are subject to political, economic and other uncertainties, including the risk of expropriation, nationalization, renegotiation or nullification of existing contracts, mining licenses and permits or other agreements, changes in laws or taxation policies, currency exchange restrictions, changing political conditions and international monetary fluctuations.  Future government actions concerning the economy, taxation, or the operation and regulation of nationally important facilities such as mines could have a significant effect on our plans and on our ability to operate.  No assurance can be given that our plans and operations will not be adversely affected by future developments in Vietnam.

Because we presently do not carry title insurance and do not plan to secure any in the future, we are vulnerable to loss of title.

We do not maintain insurance against title.  Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties.  Disputes over land ownership are common, especially in the context of resource developments.  We cannot give any assurance that title to such properties will not be challenged or impugned and cannot be certain that we will have or acquire valid title to these mining properties.  The possibility also exists that title to existing properties or future prospective properties may be lost due to an omission in the claim of title.  As a result, any claims against us may result in liabilities we will not be able to afford, resulting in the failure of our business.

Because we are subject to various governmental regulations and environmental risks, we may incur substantial costs to remain in compliance.

Our proposed activities in Vietnam are subject to federal and local laws and regulations regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials.  Any significant mining operations will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off.  No assurance can be given that such environmental issues will not cause our operations in the future to fail.

The Vietnam and/or local government entities could require us to remedy any negative environmental impact.  The costs of such remediation could cause us to fail.  Future environmental laws and regulations could impose increased capital or operating costs on us and could restrict the development or operation of any mines.

We have, and will in the future, engage consultants to assist us with respect to our operations in Vietnam.  We must address the various regulatory and governmental agencies, and the rules and regulations of such agencies, in connection with mining activities in Vietnam.  No assurances can be given that we will be successful in our efforts.  Further, in order for us to operate and grow our business in Vietnam, we need to continually conform to the laws, rules and regulations of such country and local jurisdiction.  It is possible that the legal and regulatory environment pertaining to the exploration and development of mining properties will change.  Uncertainty and new regulations and rules could dramatically increase our cost of doing business, or prevent us from conducting its business; both situations could cause us to fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liabilities may exceed our resources, which could cause our business to fail.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  Our operations will be subject to all the hazards and risks inherent in the exploration, development and production of a mineral reserve, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment.  We do not currently maintain any insurance coverage against these operating hazards.  The payment of any liabilities that arise from any such occurrence could cause us to fail.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, from the extraction and sale of precious and base metals such as gold and silver.  The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods.  The effect of these factors on the price of base and precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will be successful in acquiring and additional property interests. If we cannot continue to acquire interests in properties to explore for mineral reserves, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely unintegrated.  We compete with other exploration companies looking for mineral resource properties.  While we compete with other exploration companies in the effort to locate and license mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible.  Readily available markets exist worldwide for the sale of gold and other mineral products.  Therefore, we will likely be able to sell any gold or mineral products that we identify and produce.

We compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future as well as our ability to recruit and retain qualified personnel. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Risks Relating to our Common Stock

A limited number of our shareholders can exert significant influence over the Company.

As of September 17, 2010, Felimon Lee, a former executive officer and director, held approximately 44% of the voting power of our common stock and Rizania Raneses, a former executive officer and director, held approximately 26% of the voting power of our common stock.  This voting power would permit these shareholders, if they chose to act together, to exert significant influence over the outcome of shareholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all our stockholders.

Stockholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our status as a "shell company."

Pursuant to Rule 144 of the Securities Act of 1933, as amended ("Rule 144"), a "shell company" is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  We are a "shell company", and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a "shell company" (which we believe that we have in connection with the Exchange); 2) we remain subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date "Form 10 information" has been filed with the Commission reflecting our status as a non-"shell company".  Because none of our non-registered securities can be sold pursuant to Rule 144 a this time, any non-registered securities we sell in the next approximately 12 months or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after "Form 10 information" has been filed with the Commission reflecting our status as a non-"shell company".  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a "shell company" could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

Trading on the OTC pink sheets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC pink sheets electronic quotation system.  Trading in stock quoted on the OTC pink sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTC pink sheets is not a stock exchange, and trading of securities on the OTC pink sheets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex.  Accordingly, shareholders may have difficulty reselling any of the shares.

Because our common stock is quoted and traded on the OTC pink sheets, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale.  The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale.  Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock.  As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.  If these activities are commenced, they may be discontinued at any time.  These transactions may be effected on the OTC pink sheets or any other available markets or exchanges.  Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

We have never paid dividends and have no plans to in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors.  To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for operation of our business.  Therefore, any return investors in our common stock will have to be in the form of appreciation, if any, in the market value of their shares of common stock.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Articles of Incorporation authorize the issuance of 450,000,000 shares of our common stock.  The common stock can be issued by our board of directors, without stockholder approval.  Any future issuances of our common stock would further dilute the percentage ownership of our common stock held by public shareholders.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our stock is a penny stock.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Indemnification of officers and directors.

Our Articles of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Our shareholders therefore will have only limited recourse against the individuals.

ITEM 1B.          Unresolved Staff Comments.

None.

ITEM 2.       Properties.

Description of our Mineral Property Interests

Kon Tum Gold Claim

In January 2008, we entered into an assignment agreement where we were assigned a 100% interest in one - 7 unit claim block containing 92.8 hectares located in Vietnam and is referred to herein as the Kon Tum Gold Claim.  The Kon Tum Gold Claim has been staked and recorded with the Mineral Resources Department of Energy and Mineral Resources of the government of the Republic of Vietnam.  To date, we have not conducted any exploration work on the Kon Tum Gold Claim and are dependent on securing sufficient financing in order to be able to commence any exploration activity.  Our property interests located in Vietnam are in the exploration state, are without known reserves and the proposed plan of exploration detailed below is exploratory in nature.

Planned Exploration Program

Provided we are successful in securing additional financing, we intend to conduct a two phased exploration program recommended by our consulting geologist to further delineate the mineralized system currently recognized on The Kon Tum Gold Claim.  Phase I of the proposed program would consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geophysical surveying using both magnetic and electromagnetic instrumentation in detail over the area of the showings and in a regional reconnaissance survey.  Phase II of the proposed program would consist of geochemical soil sample surveying regionally to identify other areas on the Kon Tum Gold Claim that are mineralized and in detail on the known areas of mineralization. The intention of this exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

Our current cash on hand is insufficient to complete any of the activities set forth in our planned exploration program.  If we are unable to secure additional financing in the near future, we will be unable to commence our exploration and development program.  Provided we are able to secure additional financing, we anticipate that we will incur the following costs for the recommended exploration work:

Phase I Activity	USDs
Geological mapping	$6,538
Geological Surveying	$9,424

Total Phase I	$15,962

Phase I Activity
Geochemical surveying and surface sampling (includes sample collection and assaying)	$20,817

Total Phase II	$20,817

Total Phase I and Phase II	$36,779

In the event that we succeed in securing additional financing and commence our planned exploration activities, but the results of our initial exploration program prove not to be sufficiently positive to warrant proceeding with a further exploration on the Kon Tum Gold Claim, we intend to seek out and acquire interests in other mineral exploration properties which, in the opinion of our management, offer attractive mineral exploration opportunities. Presently, we have not given any consideration to the acquisition of other exploration properties.

Due to the extensive and expensive development programs required to prove mineral reserves, as is typical in the mining business, companies such as ours sometimes are able to acquire deposits at significant discounts of the known in-the-ground value of the gold, silver, or other minerals.   In the event that we do locate a commercially exploitable mineral deposits, we may determine that it is commercially advantageous to sell our property interests rather than enter into production of any commercially mineral deposits on the property ourselves.

Location and Access

The Kon  Tum Gold Claim is located 18 Km northeast of Kon Tum and lies 43 Km southwest of doc To and 53 Km northwest of Pleiku at UTM co-ordinates Latitude 14°21’00”North and Longitude 108°00’00”East.  The mineral claims are accessible during by all-weather government maintained roads to the town of Kon Tum and Doc To.

Previous Exploration History

We are not aware of any previous exploration work, including any attempt to drill on The Kon Tum Gold Claim.  According to records publicly available, no detailed exploration has been completed on this property.

Geology and Mineralization

Regional Geology of the Area

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

ITEM 3.      Legal Proceedings.

None.

ITEM 4.      Removed.

PART II

ITEM 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our common stock is currently quoted on the OTC pink sheets electronic quotation system.  The OTC pink sheets electronic quotation system is a network of security dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information.  Our shares are quoted on the OTC pink sheets electronic quotation system under the symbol “GVXP”.

The market for our common stock is limited, volatile and sporadic.  The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTC pink sheets.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2010
	High Bid	Low Bid
Fiscal Quarter Ended:
September 31, 2009	NONE	NONE
December 31, 2009	$0.001	$0.001
March 31, 2010	$0.002	$0.001
June 30, 2010	$0.002	$0.001

Fiscal Year Ended June 30, 2009
	High Bid	Low Bid
Fiscal Quarter Ended:
September 31, 2008	0.20	0.20
December 31, 2008	$0.20	$0.20
March 31, 2009	$0.20	$0.05
June 30, 2009	NONE	NONE

Holders of Common Stock

As of July 15, 2010, we had approximately thirty-nine (39) holders of record of our common stock.  Several other shareholders hold shares in street name.

Dividend Policy

To date, we have not declared or paid cash dividends on our shares of common stock.  The holders of our common stock will be entitled to non-cumulative dividends on the shares of common stock, when and as declared by our board of directors, in its discretion.  We intend to retain all future earnings, if any, for our business and do not anticipate paying cash dividends in the foreseeable future.

Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We have never established any form of equity compensation plan for the benefit of our directors, officers or employees.

Recent Issuances of Unregistered Securities

There were no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 6.       Selected Financial Data.

Not applicable.

ITEM 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Recent Developments for the Company

Overview

We were incorporated in the state of Nevada under the name Grosvenor Explorations Inc. on May 25, 2005.  We are an exploration stage company engaged in the assessment, acquisition and exploration of mineral properties.  Our current focus is the development of our interests in the mineral rights on properties located in Vietnam.  We also intend to expand our business plan to pursue the acquisition and development of the mineral and mining rights underlying properties located in South America.

 On September 20, 2010, we filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger whereby we would merge with our wholly-owned subsidiary, South American Gold Corp., through a parent/subsidiary merger, with us as the surviving corporation.  This merger will become effective on October 11, 2010.  At the effective time of this merger, our name will be changed to “South American Gold Corp.”  We decided to change our corporate name to better reflect our decision to expand our business plan to pursue the acquisition and development of the mineral and mining rights underlying properties located in South America.  We are an exploration-stage company and there is no assurance that commercially exploitable reserves of gold exists on any of our property interests.  In the event that commercially exploitable reserves of gold exist on any of our property interests, we cannot guarantee that we will make a profit.  If we cannot acquire or locate gold deposits, or if it is not economical to recover the gold deposits, our business and operations will be materially and adversely affected.

For the Years Ended June 30, 2010 and 2009

Revenues

We have not generated any revenues from our operations since our incorporation.  We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of minerals on the Kon Tum Gold Claim, or if such a reserve is discovered, that we will enter into commercial production.

Operating Expenses

We reported operating expenses in the amount of $24,524 for the year ended June 30, 2010, compared to a operating expenses of $27,387 for the year ended December 31, 2008.  Operating expenses for the year ended June 30, 2010 were in most instances consistent with operating expenses reported for the prior year ended June 30, 2009.  Our operating expenses were substantially attributable to management fees together with accounting and audit fees incurred in connection with maintaining operations as a public reporting company. We incurred accounting and audit fees in the amount of $5,850 for the year ended June 30, 2010 and $9,500 for the year ended June 30, 2009.  We incurred management fees of $12,000 for the years ended June 30, 2010 and 2009.

Net Loss

We had net loss of $24,524 for the year ended June 30, 2010, as compared to net loss of $27,387 for the year ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $54, compared to $4,230 at June 30, 2009, and a working capital deficit of $7,621, compared to a working capital deficit of $124,292 at June 30, 2009.  The change in our working capital deficit over the last fiscal year was positively impacted by the issuance of 2,511,890 shares of our common stock to certain creditors in settlement of debt in the amount of $125,595.

Our proposed plan of exploration anticipates that we will incur exploration related expenditures of approximately $37,000 in connection with Phase I and Phase II of the recommended exploration program.   We anticipate spending approximately $5,000 in ongoing general and administrative expenses per month for the next twelve months, for total anticipated general and administrative expenditures of $60,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses for any period time.  Accordingly, we must obtain additional financing in order to commence our exploration program and maintain operations. We believe that debt financing will not be an alternative for funding exploration as we have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We anticipate seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program or maintain operations for any period of time. In the absence of such financing, we will not be able to commence our exploration program and may be forced to cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We may consider entering into a joint venture arrangement to provide the required funding to explore the properties underlying our mineral property interests. We have not undertaken any efforts to locate a joint venture participant. Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying our mineral property interests. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral property interests to the joint venture participant.

Operating activities in the year ended June 30, 2010 and 2009 used cash of $10,240 and $3,310, respectively.  Our net loss of $24,524 for year ended June 30, 2010 was the primary reason for our negative operating cash flow, as compared to our net loss of $27,387 for the year ended June 30, 2009.

For the year ended June 30, 2010 or 2009, we did not use or provide any cash flow from investing activities.

As we have had no revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our stock and advances from related parties.  Net cash flows provided by financing activities for the year ended June 30, 2010 was $6,064, all of which was received as an advance from a related party.  For the year ended June 30, 2009, we did not use or provide any cash flow from financing activities

Off Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effects on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Going Concern

We have incurred net losses for the period from inception on March 25, 2005 to June 30, 2010 of $228,666 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

 ITEM 7A.       Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8.           Financial Statements and Supplementary Data.

The financial statements are listed in Part IV Item 15 of this Annual Report on Form 10-K and are incorporated by reference in this Item 8.

ITEM 9.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.        Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of June 30, 2010, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion is based primarily on the material weakness in internal control over financial reporting which is noted below.  We are in the process of considering changes in our disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of June 30, 2010, our internal control over financial reporting is not effective based on those criteria.  Our conclusion is based primarily on the occurrence of a significant number of out-of-period adjustments and the magnitude of such that were identified during the quarterly closing process for the periods ended December 31, 2009 and March 31, 2010, which we believe primarily stems from the fact that we had limited accounting and financial staff during the year ended June 30, 2010 which did not possess the requisite qualifications.  We are in the process of considering changes in our internal control over financial reporting in order to address the aforementioned deficiencies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.         Other Information.

None.

PART III

ITEM 10.       Directors, Executive Officers and Corporate Governance.

The following information sets forth the names of our current director and executive officers, their ages and their present positions.

Name	Age	Position	Served Since
Raymond Demotte	54	Chief Executive Officer, President & Treasurer	2010
Camilo Velasquez	31	Chief Financial Officer, Secretary, Treasurer & Director	2010

Raymond DeMotte.  Mr. DeMotte was appointed to serve as our Chief Executive Officer, President and as a member of our board of directors on September 3, 2010.  Mr. DeMotte served as Vice President of Business Development and as a director of Boulder Hill Mines, Inc., a private mineral exploration company based in Idaho, since June 2008.  Since July 2008, Mr. DeMotte has also served as President and a director of Castle Creek Silver, Inc., a private mineral exploration company based in Idaho.  Mr. DeMotte served as President and CEO of Sterling Mining Company from November 1998 to May 2008 and served as a director of Sterling Mining Company from November 2008 to February 2009.   Mr. DeMotte is a director and serves on the audit committee for Silverfield Resources, Inc. and Wescan Uranium, Inc.  Mr. DeMotte holds a Bachelor of Science in International Business Administration from the American College of Switzerland and a Master of Business Administration from Golden Gate University in San Francisco, California. Mr. DeMotte is a member of the Canadian Institute of Mining, Metallurgy and Petroleum and the Society of Economic Geologists.

Camilo Velasquez.  Mr. Velasquez was appointed to serve as our Chief Financial Officer, Secretary, Treasurer and as a member of our board of directors on September 3, 2010.  Mr. Velasquez has served as marketing consultant to Louis Vuitton in its Caribbean region since September 2009. Since May 2008, Mr. Velasquez served as financial director for CIMMM Inc.  Mr. Velasquez served as a managerial trainee at Sterling Mining Company from October 2007 to May 2008 where he provided support to the accounting and auditing team.  From February 2002 to September 2007, Mr. Velasquez held various positions at the Merck & Co., Inc.’s Bogota, Colombia office.  Mr. Velasquez earned his Bachelor of Business Administration degree from Los Andes University in Bogota, Colombia.

Our Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. Board vacancies are filled by a majority vote of the Board.

Involvement in Certain Legal Proceedings

Mr. DeMotte served as President and CEO of Sterling Mining Company from November 1998 to May 2008 and served as a director of Sterling Mining Company from November 2008 to February 2009.  In March 2009, Sterling Mining Company filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Idaho.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Audit Committee

On January 13, 2006, our Board of Directors unanimously resolved to create an Audit Committee and adopted an audit committee charter.  Given the present size of our Board of Directors, our Board of Directors are performing at this time the functions of an audit committee.  At such time that we are able to increase the assize of our board of directors, we will reinstitute a separately-designated standing audit committee.  The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending June 30, 2010, the Board:

•    Reviewed and discussed the audited consolidated financial statements with management, and

•    Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the Board’s review and discussion of the matters above, the Board authorized inclusion of the audited consolidated financial statements for the year ended June 30, 2010 to be included in the Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that Raymond DeMotte is a person that qualifies as such an expert, but is not independent based on his service as our Chief Executive Officer and President.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings.  To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2010, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics and Conduct

On January 13, 2006, our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to our Chief Executive Officer, President, Chief Financial Officers, Chief Accounting Officer, Secretary and Treasurer and persons designated as “Senior Officials” by the Board of Directors.  Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards.  The Code of Ethics and Conduct is filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

ITEM 11.      Executive Compensation.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended June 30, 2010 and 2009:

Summary Compensation Table

Name (a)	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Felimon Lee Former CEO & President (2)	2010 2009	- -	- -	- -	- -	- -	- -
Rizanina Ranese Former CFO, Secretary and Treasurer (3)	2010 2009	- -	- -	- -	- -	- -	- -
________________
(1)	No executive officers received any salary or bonus during the fiscal years ended June 30, 2010 or 2009.

(2)	Mr. Lee resigned as our Chief Executive Officer and President on September 3, 2010 and as a director on November 16, 2010.

(3)	Ms. Ranese resigned as our Chief Financial Officer, Secretary and Treasurer on September 3, 2010 and as a director on November 16, 2010.

Compensation Components

Base Salary and Bonuses.  At this time, we do not compensate our executive officers by the payment of salaries or bonus compensation.

Stock Options.  Stock option awards are determined by the Board of Directors based on numerous factors, some of which include responsibilities incumbent with the role of each executive to the Company and tenure with the Company.  We did not grant any stock option awards to our executive officers during the year ended June 30, 2010.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards issued to any of our named executive officers at June 30, 2010

Equity Compensation or Other Benefit Plans

We have never established any form of equity compensation plan for the benefit of our directors, officers or future employees.  We do not have a long-term incentive plan or any defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors
Our directors did not receive any compensation for their service during the year ended June 30, 2010.  No options were granted or exercised in 2009.  We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We do not have any employment agreements with any of our executive officers.

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 17, 2010, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

	Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner (1)	Shares Owned (2)	Options Exercisable Within 60 Days (3)	Percent of Class
Directors and Executive Officers
Raymond DeMotte	0	-	-
Camilo Velasquez	0	-	-
All current directors and executive officers as a group (two persons)	0	-	-
More Than 5% Beneficial Owners
Felimon Lee 2431 M De La Cruz St. Pasay, Philippines	94,500,000	-	44.0%
Rizania Raneses 2455 Legaspi Street Pasay City, Philippines	56,700,000	-	26.4%
None

(1)	Unless otherwise provided, the address of each person is c/o 3645 E. Main Street, Suite 119, Richmond, IN 47374.

(2)	Except as otherwise indicated, all shares shown in the table are owned with sole voting and investment power.

(3)	This column represents shares not included in “Shares Owned” that may be acquired by the exercise of options within 60 days of September 17, 2010.

The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act, as required for purposes of this annual report; accordingly, it includes shares of Grosvenor Explorations Inc. common stock that are issuable upon the exercise of stock options exercisable within 60 days of September 17, 2010. Such information is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence.

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on July 1, 2009 or in any presently proposed transaction which, in either case, has or will materially affect us.

ITEM 14.       Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by Madsen & Associates, CPA’s Inc. for professional services for the fiscal year ended June 30, 2010 and for professional services for the fiscal year ended June 30, 2009:

	Fiscal 2010 Fees	Fiscal 2009 Fees
Fee Category
Audit Fees	$4,500	$4,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$4,500	$4,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2010 and 2009, these services included administrative services.

Our practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm.

The audit report of Madsen & Associates, CPA’s Inc. on the consolidated financial statements of the Company for the year ended June 30, 2010 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the consolidated financial statements of the Company for the fiscal years ended June 30, 2010 and June 30, 2009 contained an uncertainty about the Company’s ability to continue as a going concern.

During our fiscal years ended June 30, 2010 and 2009, there were no disagreements with Madsen & Associates, CPA’s Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Madsen & Associates, CPA’s Inc.’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the consolidated financial statements for such periods.

During our fiscal years ended June 30, 2010 and 2009, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15.       Exhibits, Financial Statement Schedules.

(a)(1)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Grosvenor Explorations Inc.

We have audited the accompanying balance sheets of Grosvenor Explorations Inc. (an Exploration Stage Company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2010, and the period from May 25, 2005 (date of inception) to June 30, 2010. Grosvenor Explorations Inc.’s (an Exploration Stage Company) management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grosvenor Explorations Inc. (an Exploration Stage Company) as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2010, and the period from May 25, 2005 (date of inception) to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
Murray, Utah

October 1, 2010

GROSVENOR EXPLORATIONS INC.
(Exploration Stage Company)
BALANCE SHEETS

	June 30, 2010	June 30, 2009
ASSETS

CURRENT ASSETS

Cash	$54	$4,230

Total Assets	$54	$4,230

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$1,611	$128,522
Due to directors	6,064	-

Total Current Liabilities	7,675	128,522

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
214,611,890 shares issued and outstanding at June 30,
2010 (June 30, 2009 – 212,100,000 shares issued and outstanding)	214,612	212,100
Capital in excess of par value	6,433	(132,250)
Deficit accumulated during the pre-exploration stage	(228,666)	(204,142)

Total Stockholders’ Deficiency	(7,621)	(124,292)

	$54	$4,230

The accompanying notes are an integral part of these financial statements.

GROSVENOR EXPLORATIONS INC.
(Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the years ended June 30, 2010 and 2009 and for the period from May 25, 2005 (date of inception) to June 30, 2010

	June 30, 2010	June 30, 2009	May 25, 2005 to June 30, 2010

REVENUES	$-	$-	$-

EXPENSES:
Accounting and audit	5,850	9,500	47,065
Bank charges	86	105	706
Consulting	1,575	2,000	10,375
Exploration expenses	-	-	18,968
Filing fees	350	-	1,187
Incorporation costs	-	-	341
Legal	-	-	12,226
Management fees	12,000	12,000	94,000
Office	350	(84)	9,659
Rent	2,400	2,400	10,800
Telephone	1,200	1,200	5,908
Transfer agent’s fees	713	266	6,734
Travel and entertainment	-	-	10,697
	24,524	27,387	228,666

NET LOSS FROM OPERATIONS	$(24,524)	$(27,387)	$(228,666)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	214,226,504	212,100,000

The accompanying notes are an integral part of these financial statements.

GROSVENOR EXPLORATIONS INC.
(Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the years ended June 30, 2010 and 2009 and for the period from May 25, 2005 (date of inception) to June 30, 2010

	June 30, 2010	June 30, 2009	May 25, 2005 (date of inception) to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(24,524)	$(27,387)	$(228,666)

Adjustments to reconcile net loss to net cash provided by operating activities:

Expenses paid by shareholders	15,600	15,600	39,000
Changes in accounts payable	(1,316)	15,097	127,206

Net Cash Provided (Used) in Operations	(10,240)	(3,310)	(62,460)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan from related party	6,064	-	6,064
Proceeds from issuance of common stock	-	-	56,450

Net Cash from Financing Activities	6,064	-	62,514

Net (Decrease) Increase in Cash	(4,176)	3,310	54

Cash at Beginning of Period	4,230	920	-

CASH AT END OF PERIOD	$54	$4,230	$54

NON- CASH FINANCING ACTIVITIES

Expenses paid by shareholders	15,600	15,600	39,000
Shares issued for debt	$125,595	$-	$125,595

The accompanying notes are an integral part of these financial statements.

GROSVENOR EXPLORATIONS INC.
 (Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period May 25, 2005 (date of inception) to June 30, 2010

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance May 25, 2005	-	$-	$-	$-

Net operating loss for the one month ended June 30, 2005	-	-	-	(500)

Issuance of common shares for cash - January, 2006	168,000,000	168,000	(164,000)	-

Issuance of common shares for cash – January, 2006	44,100,000	44,100	8,350	-

Net operating loss for the year ended June 30, 2006	-	-	-	(51,140)

Balance as at June 30, 2006	212,100,,000	212,100	(155,650)	(51,640)

Net operating loss for the year ended June 30, 2007	-	-	-	(80,629)

Balance as at June 30, 2007	212,100,000	212,100	(155,650)	(132,269)

Net operating loss for the year ended June 30, 2008	-	-	-	(44,486)

Capital contributions – expenses	-	-	7,800	-

Balance as at June 30, 2008	212,100,000	212,100	(147,850)	(176,755)

Net operating loss for the year ended June 30, 2009	-	-	-	(27,387)

Capital contribution – expenses	-	-	15,600	-

Balance as at June 30, 2009	212,100,000	212,100	(132,250)	(204,142)

Issuance of common shares for debt – August 25, 2009	2,511,890	2,512	123,083	-

Net operating loss for the period ended June 30, 2010	-	-	-	(24,524)

–Expenses paid by shareholders	-	-	15,600	-

Balance as at June 30, 2010	214,611,890	$214,612	$6,433	$(228,666)

The accompanying notes are an integral part of these financial statements.

GROSVENOR EXPLORATIONS INC.
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the exploration stage.

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

Evaluation of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.   The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.  When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

GROSVENOR EXPLORATIONS INC.
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

On June 30, 2010, the Company had a net operating loss carry forward of $228,666 for income tax purposes.  The tax benefit of approximately $80,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire 2025 through 2030.

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
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Mineral Property Acquisition Costs

Cost of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of  mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property.  Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  If the Company does not continue with exploration after completion of the feasibility study, the mineral rights will be expensed at that time.   Costs of abandoned projects are charged to mining costs including related property and equipment costs.  To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of the capitalized costs and related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standard Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Various factors could impact our ability to achieve forecasted production schedules.  Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment.   The ability to achieve the estimated quantities of recoverable mineral from exploration stage mineral interests involve further risks in addition to those factors applicable to mineral interests when proven and probable reserves have been identified, due to low level of confidence that the identified mineralization material can ultimately be mined.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

GROSVENOR EXPLORATIONS INC.
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

3.            AQUISITION OF MINERAL CLAIM

In February 2008, the Company purchased the Kon Tum Gold Claim located in Vietnam for $5,000.  The Company had not established the existence of a commercially minable ore deposit on the Kon Tum Gold Claim.   The claim has no expiry date and only if the Company decides to abandon them will it no longer have an interest in the minerals thereon.   The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserves established and we cannot currently project any future cash flows or salvage value for the coming years and the acquisition costs might not be recoverable.

4.            SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 70% of the common stock issued, have made no interest, advances to the Company of $6,064 and have made contributions to capital of $39,000 in the form of expenses paid for the Company.

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

GROSVENOR EXPLORATIONS INC.
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

6.           GOING CONCERN

The Company intends to seek business opportunities that will provide a profit.  However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the chief executive officer of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.

7.           SUBSEQUENT EVENTS

On September 8, 2010, the Company incorporated South American Gold Corp., as a subsidiary entity.

The Company has evaluated subsequent events through October 4, 2010, which is the date the financial statements were issued.

(a)(2)           Not Applicable.

(a)(3)           Exhibits.

See (b) below.

(b)            Exhibits.

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

 (c)            Financial Statements Excluded From Annual Report to Shareholders

Not Applicable.

Glossary of Certain Mining Terms

Archean	Geologic eon before the Paleoproterozoic Era of the Proterozoic Eon, before 2.5 billion years ago.
Cambrian	The first geological period of the Paleozoic Era, lasting from 542 ± 0.3 million years ago to 488.3 ± 1.7 million years ago.
Cretaceous	Geologic period and system from circa 145.5 ± 4 to 65.5 ± 0.3 million years ago.
Eruptive rocks	Rock formed from a volcanic eruption.
gabbros	A dark, coarse grained igneous rock
gneiss	A layer or banded crystalline metamorphic rock, the grains of which are aligned or elongated into a roughly parallel arrangement.
granitic	Coarse grained intrusive igneous rock consisting of quartz, feldspar and mica.
Indosinian orogeny	A mountain-building period which occurred at the end of the Triassic era.
Intrusive rocks	A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.
Jurassic	A geologic period and system that extends from about 199.6± 0.6 to 145.5± 4 million years ago.
Kainozoic (Caenozoic)	The latest era of the earth's geological history from about 2 million years ago back to about 65 million years ago.
magmatic	Relating to the cooling of magma.
massif	A section of a planet's crust that is demarcated by faults or flexures.
Mesozoic	A period from about 250 million years ago to about 67 million years ago.
migmatites	Rock consisting of thin, alternating layers of granite and schist
Paleogene	A geologic period that began 65.5 ± 0.3 and ended 23.03 ± 0.05 million years ago.
Paleozoic	A geologic period from 543 to 248 million years ago.
peridotite	An intrusive igneous rock consisting mainly of olivine.
Permean effusions	The last period of the Paleozoic Era.
Phanerozoic	The current eon in the geologic timescale, covering roughly 545 million years.
Proterozoic	A geological eon representing a period before the first abundant complex life on Earth, extending from 2500 to 542.0 ± 1.0 million years ago.
Quaternary	The most recent of the three periods of the Cenozoic Era in the geologic time scale.
Reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
Sedimentary rocks	Secondary rocks formed from material derived from other rocks and laid down under water.
Syenites	Intrusive igneous rock composed chiefly of orthoclase.
Triassic	The first period of the Mesozoic Era.
ultramafic	Igneous and meta-igneous rocks with very low silica content.
Vitthulu complexe	Basic rocks contained within the phanerozoic intrusive/magmatic series in Southern Vietnam.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of October, 2010.

GROSVENOR EXPLORATIONS INC.,
a Nevada corporation

By:           /s/ Raymond DeMotte
Raymond DeMotte
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ raymond DeMotte	October 4, 2010
Raymond Demotte, Chief Executive Officer, President (Principal Executive Officer) and Director

/s/ Camilo Velasquez	October 4, 2010
Camilo Velasquez, Chief Financial Officer, Secretary, Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director

GROSVENOR EXPLORATIONS INC.

EXHIBIT INDEX
TO
2009 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

2.1	Articles of Merger	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 21, 2010
2.2	Agreement and Plan of Merger	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed September 21, 2010
3.1	Articles of Incorporation, as amended	Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed March 24, 2006
3.4	By-laws	Exhibit 3.4 to the Company’s Registration Statement on Form SB-2 filed March 24, 2006
10.1	Assignment of Claim between Norgae Mining LLC and Grosvenor Explorations Inc. dated January 31, 2008.		X
14.1	Code of Ethics and Code of Conduct.		X
21.1	Subsidiaries of Grosvenor Explorations Inc.		X
31.1	Certificate of Raymond DeMotte, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Camilo Velasquez, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Raymond DeMotte, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Camilo Velasquez, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X