Form 10-Q
period 2010-09-30
SOUTH AMERICAN GOLD CORP.
filed 2010-11-15
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-52156
South American Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0486676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3645 E. Main Street, Suite 119, Richmond, IN 47374
(Address of principal executive offices)
(765) 356-9726
(Registrant’s telephone number, including area code)
Grosvenor Explorations Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                            Accelerated filer ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 3, 2010
Common Stock, $0.001 par value	214,611,890

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Balance Sheet as of September 30, 2010.
F-2	Unaudited Statements of Operations for the three months ended September 30, 2010 and 2009 and from inception on May 25, 2005 to September 30, 2010.
F-3	Unaudited Statements of Cash Flows for the three months ended September 30, 2010 and 2009 and from inception on May 25, 2005 to September 30, 2010.
F-4	Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
BALANCE SHEETS

	(Unaudited) September 30, 2010	June 30, 2010
ASSETS

CURRENT ASSETS

Cash	$36	$54

Total Assets	$36	$54

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$33,429	$1,611
Advances from related parties	13,279	6,064

Total Current Liabilities	46,708	7,675

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
214,611,890 shares issued and outstanding at September 30, 2010 (June 30, 2010 – 214,611,890
shares issued and outstanding)	214,612	214,612
Capital in excess of par value	6,433	6,433
Deficit accumulated during the exploration stage	(267,717)	(228,666)

Total Stockholders’ Deficiency	(46,672)	(7,621)

	$36	$54

The accompanying notes are an integral part of these unaudited financial statements.

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
 (Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the three months ended September 30, 2010 and 2009 and for the period from May 25, 2005 (date of inception) to September 30, 2010

(Unaudited)

	September 30, 2010	September 30, 2009		May 25, 2005 (date of inception) to September 30, 2010

REVENUES	$-		$-	$-

EXPENSES:
Accounting and audit	7,500		2,250	54,565
Bank charges	18		21	724
Consulting	7,500		-	17,875
Exploration expenses	-		-	18,968
Filing fees	222		350	1,409
Incorporation costs	-		-	341
Legal	16,595		-	28,821
Management fees	7,000		3,000	101,000
Office	64		219	9,723
Rent	-		600	10,800
Telephone	17		300	5,925
Transfer agent’s fees	135		-	6,869
Travel and entertainment	-		-	10,697
	39,051		6,740	267,717

NET LOSS FROM OPERATIONS	$(39,051)	$	(6,740)	$(267,717)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)		$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	214,226,504		213,110,022

The accompanying notes are an integral part of these unaudited financial statements.

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2010 and 2009 and for the period from May 25, 2005 (date of inception) to September 30, 2010

(Unaudited)

	September 30, 2010	September 30, 2009	May 25, 2005 (date of inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(39,051)	$(6,740)	$(267,717)

Adjustments to reconcile net loss to net cash provided by operating activities:

Expenses paid by shareholders	-	3,900	39,000
Changes in accounts payable	31,818	(649)	159,024

Net Cash Provided (Used) in Operations	(7,233)	(3,489)	(69,693)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	7,215	118	13,279
Proceeds from issuance of common stock	-	-	56,450

Net Cash from Financing Activities	7,215	118	69,729

Net (Decrease) Increase in Cash	(18)	3,371	36

Cash at Beginning of Period	54	4,230	-

CASH AT END OF PERIOD	$36	$859	$36

NON- CASH FINANCING ACTIVITIES

Expenses paid by shareholders	-	3,900	39,000
Shares issued for debt	-	$125,595	$125,595

The accompanying notes are an integral part of these unaudited financial statements.

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

 (Unaudited)

1.            ORGANIZATION

The Company, South American Gold Corp. (formerly Grosvenor Explorations Inc.), was incorporated under the laws of the State of Nevada on May 25, 2005 with the authorized capital stock of 75,000,000 shares at $0.001 par value.  In January 2008, a majority of the shareholders agreed to an increase in the authorized capital stock to 450,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the exploration stage.

On September 8, 2010, the Company incorporated South American Gold Corp., as a subsidiary entity. On October 11, 2010, the company merged with this subsidiary for the sole purpose of effecting a name change. As there was no activity in this subsidiary from the time of its formation until the merger, and as there is only one surviving legal entity after the merger, the Company is not presenting consolidated financial statements for the quarter ended September 30, 2010.

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

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

(Unaudited)

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

On September 30, 2010, the Company had a net operating loss carry forward of $267,717 for income tax purposes.  The tax benefit of approximately $93,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire 2025 through 2030.

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

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

(Unaudited)

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

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

(Unaudited)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

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

4.            SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Former officers and directors own 70% of the common stock issued.   The current officers and directors and former officers-directors are owed a total of $13,279 for advances made to the company. These officers-directors also have made contributions to capital of $39,000 in the form of expenses paid for the Company.  During the three month period ended September 30, 2010, the Company accrued management fees to directors and officers of $7,000.

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

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

(Unaudited)

5.             CAPITAL STOCK - Continued

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

7.            SUBSEQUENT EVENTS

On October 11, 2010 the company merged with its wholly-owned subsidiary, South American Gold Corp.   On the effective date of the merger, the company’s name changed to South American Gold Corp.   In connection with the name change the common stock of the Company was assigned a new symbol for quotation on the OTC market, “SAGD”, and a new CUSIP number of 836301101.

The Company has evaluated subsequent events through November 12, 2010, which is the date the financial statements were issued.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

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

The forgoing list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Company” mean South American Gold Corp., unless otherwise indicated.

Recent Name Change

On September 20, 2010, we filed Articles of Merger with the Secretary of State of Nevada to effectuate a merger whereby we would merge with our wholly-owned subsidiary, South American Gold Corp., through a parent/subsidiary merger, with us as the surviving corporation.  This merger became effective on October 11, 2010.  Shareholder approval for this merger was not required under Section 92A.180 of the Nevada Revised Statutes.  At the effective time of this merger, our name changed to "South American Gold Corp." and our Articles of Incorporation were amended to reflect this name change.

In connection with the name change, our common stock was assigned a new symbol for quotation on the OTC market.  Commencing on October 18, 2010, our common stock was quoted on the OTC market under the symbol "SAGD."

Overview

We were incorporated in the state of Nevada on March 25, 2005 and previously operated under the name Grosvenor Explorations Inc.  We previously acquired mineral claims situated in British Columbia, Canada, but allowed these mineral claims to lapse during the year ended June 30, 2008.  As a result, we no longer have any rights to these mineral claims in British Columbia, Canada.  In January 2008, we entered into an assignment agreement where we were assigned a 100% interest in a 7-unit claim block containing 92.8 hectares located in Vietnam, referred to herein as the "Kon Tum Gold Claim."  The Kon Tum Gold Claim has been staked and recorded with the Mineral Resources Department of Energy and Mineral Resources of the government of the Republic of Vietnam.  To date, we have not conducted any exploration work on the Kon Tum Gold Claim and are dependent on securing sufficient financing in order to be able to commence any exploration activity.  Provided we are successful in securing additional financing, our business plan is to proceed with the exploration of the Kon Tum Gold Claim to determine whether a commercially viable mineral deposit exists.

We, as part of business activities, also intend to evaluate opportunities to acquire additional mining properties in South America, some of which may be mineral deposits that are fully defined and have already completed the feasibility stage of development and are ready to produce.  In other cases, the mineral deposits we may seek to acquire may have a significant amount of proven and probable reserves with what we believe to be excellent potential for expansion.  We may also seek to acquire other drill-ready exploration projects that contain little or no proven reserves, but that are strategically positioned to offer what we perceive as exceptional potential at a comparatively minimal expense.  In order to acquire any additional mining properties or exploration projects, we will need to secure additional financing.  We have not made any material progress in indentifying any such properties due to our current financial position.

Planned Exploration Program

The Kon Tum Gold Claim is without known reserves and the proposed plan of exploration detailed below is exploratory in nature.  We are not aware of any previous exploration work, including any attempt to drill on the Kon Tum Gold Claim.  According to records publicly available, no detailed exploration has been completed on this property.  To date, we have not conducted any exploration work on the Kon Tum Gold Claim and are dependent on securing sufficient financing in order to be able to commence any exploration activity.

Provided we are successful in securing additional financing, we intend to conduct a two-phased exploration program, recommended by our consulting geologist, to further delineate the mineralized system currently recognized on the Kon Tum Gold Claim.  Phase I of the proposed program would consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geophysical surveying using both magnetic and electromagnetic instrumentation in detail over the area of the showings and in a regional reconnaissance survey.  Phase II of the proposed program would consist of geochemical soil sample surveying regionally to identify other areas on the Kon Tum Gold Claim that are mineralized and in detail on the known areas of mineralization.  The intention of this exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

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

In the event that we succeed in securing additional financing and are able to commence our planned exploration activities, but the results of our initial exploration program prove not to be sufficiently positive to warrant proceeding with a further exploration on the Kon Tum Gold Claim, we intend to seek out and acquire interests in other mineral exploration properties which, in the opinion of our management, offer attractive mineral exploration opportunities.  Presently, we have not given any material consideration to the acquisition of other exploration properties.

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

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Revenues

We have not generated any revenues from operations since our inception.  We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of minerals on the Kon Tum Gold Claim, or if such a reserve is discovered, that we will enter into commercial production.

Operating Expenses

We incurred operating expenses in the amount of $39,051 for the three months ended September 30, 2010, as compared to operating expenses of $6,740 for the three months ended September 30, 2009.  The substantial increase in our operating expenses for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, is primarily attributable to increased legal expenses, consulting fees, management fees and accounting and audit expenditures.

We reported management fees of $7,000 for the three months ended September 30, 2010, compared to $3,000 for the three months ended September 30, 2009.  We incurred consulting fees of $7,500 for the three months ended September 30, 2010, compared to $0 for the three months ended September 30, 2009.  The increase in management and consulting fees during the three months ended September 30, 2010, as compared to the prior year, is attributable to compensation payable to newly appointed officers and directors and the securing of a consultant to assist with administrative matters during the three months ended September 30, 2010.  We incurred accounting and auditing expenses of $7,500 for the three months ended September 30, 2010, compared to $2,250 for the three months ended September 30, 2009.  We incurred legal expenses of $16,595 for the three months ended September 30, 2010, compared to $0 for the three months ended September 30, 2009.  The increase in accounting and auditing and legal fees during the three months ended September 30, 2010, as compared to the prior year, is attributable to expenditures associated with an evaluation and improvement of our compliance with the disclosure requirements as a public reporting company.

Net Loss

As a result of the above, for the three months ended September 30, 2010, we reported a net loss of $39,051, as compared to a net loss of $6,740 for the three months ended September 30, 2009.  The increase in our net loss was primarily attributable to increased operating expenses incurred during the reporting period, which are described above.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.00 and $0.00 for the three months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

At September 30, 2010, we had cash of $36 (June 30, 2010 - $54) and a working capital deficit of $46,672 (June 30, 2010 - $7,621).

    Our proposed plan of exploration anticipates that we will incur exploration related expenditures of approximately $37,000 in connection with Phase I and Phase II of the recommended exploration program.  We anticipate spending approximately $5,000 in ongoing general and administrative expenses per month for the next twelve months, for total anticipated general and administrative expenditures of $60,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  Our current cash on hand is insufficient to be able to make our planned exploration expenditures and to pay for our general administrative expenses for any period of time.  Accordingly, we must obtain additional financing in order to commence our exploration program and maintain operations.  We believe that debt financing will not be an alternative for funding exploration as we have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We anticipate seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program or maintain operations for any period of time.  In the absence of such financing, we will not be able to commence our exploration program and may be forced to cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Operating activities in the three months ended September 30, 2010 and 2009 used cash of $7,233 and $3,489, respectively.  Our net loss of $39,051 for the three months ended September 30, 2010 was the primary reason for our negative operating cash flow, which was offset by an increase in accounts payable of $31,818.

We did not use or provide any cash flow from investing activities. For the three months ended September 30, 2010 and 2009, we had advances from related parties of $7,215 and $118, respectively, and these were the only cash flows from financing activities.

Off Balance Sheet Arrangements

We do not have any off-balance sheet debt, nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effects on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Going Concern

We have incurred net losses for the period from inception on May 25, 2005 to September 30, 2010 of $267,717 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Raymond DeMotte, and our Chief Financial Officer, Mr. Camilo Velasquez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are not effective.  Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010, which we believe primarily stems from the fact that we had limited accounting and financial staff during the year ended June 30, 2010 which did not possess the requisite qualifications.  We are in the process of considering changes in our disclosure controls and procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

None.

Item 1A.      Risk Factors.

Not Applicable.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.          Defaults upon Senior Securities.

None.

Item 4.          (Removed and Reserved).

Item 5.          Other Information.

None.

Item 6.           Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

South American Gold Corp.

Date:	November 15, 2010

By: /s/ Raymond DeMotte Raymond DeMotte Title: Chief Executive Officer
Date:	November 15, 2010
By: /s/ Camilo Velasquez Camilo Velasquez Title: Chief Financial Officer

SOUTH AMERICAN GOLD CORP.
(the “Registrant”)
(Commission File No. 000-52156)
Exhibit Index
to Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2010

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
2.1	Articles of Merger	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 21, 2010
2.2	Agreement and Plan of Merger	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed September 21, 2010
3.1	Articles of Incorporation, as amended	Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed March 24, 2006
3.4	By-laws	Exhibit 3.4 to the Company’s Registration Statement on Form SB-2 filed March 24, 2006
10.1	Assignment of Claim from Norgae Mining LLC to the Company dated January 31, 2008.	Exhibit 10.1 to the Company's Annual Report on Form 10-K filed October 5, 2010
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X