Form 10-Q
period 2010-12-31
SOUTH AMERICAN GOLD CORP.
filed 2011-02-14
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2010
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
___________________________________________________
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes  ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 8, 2011
Common Stock, $0.001 par value	73,411,890

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Balance Sheet as of December 31, 2010.
F-2	Unaudited Statements of Operations for the three and six months ended December 31, 2010 and 2009 and from inception on May 25, 2005 to December 31, 2010.
F-3	Unaudited Statements of Cash Flows for the three and six months ended December 31, 2010 and 2009 and from inception on May 25, 2005 to December 31, 2010.
F-4	Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the interim period ended December 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(An Exploration Stage Company)
Balance Sheets

	(Unaudited)	(Audited)
	December 31,	June 30,
	2010	2010

Assets
Current Assets
Cash and cash equivalents	$3,979	$54
Total current assets	3,979	54

Total Assets	3,979	54

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	136,297	1,611
Due to related parties	2,683	6,064
Total Liabilities	138,980	7,675

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 450,000,000 shares
authorized, 214,611,890 & 214,611,890 issued & outstanding
as of December 31, 2010 & June 30, 2010 respectively	214,612	214,612
Additional paid-in capital	6,433	6,433
Deficit accumulated during the exploration stage	(356,046)	(228,666)
Total stockholders' equity (deficit)	(135,001)	(7,621)

Total liabilities and stockholders' equity (deficit)	$3,979	$54

The accompanying notes are an intregral part of thest financial statements.

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period
					May 25, 2005
	For the Three Months Ended December 31		For the Six Months Ended December 31		(Inception) to
	2010	2009	2010	2009	December 31, 2010

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Exploration Costs	2,960	-	2,960	-	21,928
Management Expense	15,000	3,000	22,000	6,000	116,000
Legal	28,935	-	45,530	-	57,756
Accounting and Audit Expense	13,785	1,750	21,285	4,000	68,350
Professional Fees - Consulting	13,000	-	20,500	-	30,875
Other General & Administrative Expense	14,650	1,088	15,105	2,578	61,137
Total Operating Expense	88,330	5,838	127,380	12,578	356,046

Net (Loss)	$(88,330)	$(5,838)	$(127,380)	$(12,578)	$(356,046)

Net loss per common share outstanding,
basic and diluted	**	**	**	**

Weighted average shares outstanding of common
stock, basic and diluted	214,611,890	213,860,515	214,611,890	213,860,515

** Less than $0.01

The accompanying notes are an intregral part of thest financial statements.

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
STATEMENT OF CASH FLOWS
(UNAUDITED)

			For the period
			May 25, 2005
	For the Six Months Ended December 31,		(inception) to
	2010	2009	December 31, 2010

Cash Flows Used in Operating Activities:
Net Loss	$(127,380)	$(12,578)	$(356,046)
Adjustments to reconcile net loss to net cash used in operations
Expenses paid by shareholders	-	7,800	39,000
Changes in operating assets and liabilities		-	-
Due to related parties	(3,381)	174	2,683
Accounts Payable	134,686	714	261,892

Net Cash Provided by (Used In) Operating Activities	3,925	(3,890)	(52,471)

Net Cash Used In Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	56,450

Net Cash Provided by Financing Activities	-	-	56,450

Net Increase (Decrease) in Cash	3,925	(3,890)	3,979

Cash at Beginning of Period	54	4,230	-

Cash at End of Period	$3,979	$340	$3,979

Supplemental disclosure of cash flow information:

Shares issued for debt	$-	$125,595	$125,595

The accompanying notes are an intregral part of thest financial statements.

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

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

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims.  The Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the exploration stage.

On September 8, 2010, the Company incorporated South American Gold Corp., as a subsidiary entity. On October 11, 2010, the company merged with this subsidiary for the sole purpose of effecting a name change. On the effective date of the merger, the company’s name changed to South American Gold Corp.  In connection with the name change the common stock of the Company was assigned a new symbol for quotation on the OTC market, “SAGD”, and a new CUSIP number of 836301101.  As there was no activity in this subsidiary from the time of its formation until the merger, and as there is only one surviving legal entity after the merger, the Company is not presenting consolidated financial statements for the quarter ended December 31, 2010.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for financial information.

Activities during the exploration stage include search for mineral deposits. As an exploration stage enterprise, our ability to address our liquidity issues by obtaining additional equity or debt financing is imperative. We have yet to generate a positive internal cash flow, and until we achieve the production stage, we are dependent upon debt and equity financing to fund our current operating activities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Revenue and Cost Recognition

The Company recognizes revenue based on FASB Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Revenues from service contracts are recognized on a monthly, quarterly or semiannual basis as specified in the terms of a given contract.  Revenues from additional services are recognized currently as the work is performed.

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive.

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

As of December 31, 2010, the Company had a net operating loss carry forward of $356,046 for income tax purposes.  The tax benefit of approximately $123,684 from the loss carry forward has not been offset by a valuation reserve because the future tax benefit is undeterminable at this point since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire 2025 through 2030.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition costs are initially capitalized when incurred. These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable. Mineral exploration costs are expensed when incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

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

4.    RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2010, the Company accrued $28,817 for management fees and expenses payable to its Officers and Directors. During this same time period, $26,000 was paid to the Officers and Directors by a third party, for the accrued management fees and expenses.

As of December 31, 2010, the current officers are owed a total of $2,683 for management fees and expenses (recorded as Due to related parties on the balance sheet). Officers-directors also have made contributions to capital of $39,000, since inception, in the form of expenses paid for the Company.

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

6.     GOING CONCERN

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenues, has used cash flows in operations of $52,471 from inception of May 25, 2005 to December 31, 2010 and has an accumulated deficit of $356,046 through December 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

7. SUBSEQUENT EVENTS

On February 8, 2011, the former Chief Executive Officer and the Company’s former Chief Financial Officer agreed to allow the Company to cancel 141,200,000 shares of the Company’s common stock.  No consideration was provided by the Company for the cancellation of shares.  Following the cancellation of the shares of common stock, the Company has 73,411,890 shares of its common stock issued and outstanding.

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●     risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our contemplated acquisition and exploration and development projects;

●     risk that we will not be able to close the transaction to acquire twenty-five percent (25%) of the outstanding capital stock of Kata Enterprises Inc., a company incorporated under the laws of Panama ("Kata"), which includes an option to acquire the remaining seventy-five percent (75%) of the outstanding capital stock of Kata;

●     risk that we close the transaction to acquire twenty-five percent (25%) of the outstanding capital stock of Kata, but Kata fails, for any reason, to acquire certain mineral claims and mining rights to properties located in the Nariño province of Colombia resulting in our investment in Kata having no value;

●     risk that we close the transaction to acquire twenty-five percent (25%) of the outstanding capital stock of Kata, but we will be unable, for any reason, to complete the acquisition of the remaining seventy-five percent (75%) of the outstanding capital stock of Kata resulting in us holding only a minority interest in Kata;

●     risk that we close the transaction to acquire twenty-five percent (25%) of the outstanding capital stock of Kata, but efforts to reclassify the entire area that is the subject of the concession contract applied for so that it is no longer is classified as a forestry reserve fail resulting in the inability to commence any exploration or mining activities on the area subject to the concession contact and our investment in Kata having no value;

●     risk that are financial condition and ability to carry out our business plan will be adversely impacted by ineffective disclosure controls and procedures and internal control over financial reporting;

●     risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our planned operations in Colombia;

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

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Company” mean South American Gold Corp., unless otherwise indicated.

Overview

We were incorporated in the state of Nevada on March 25, 2005 and previously operated under the name Grosvenor Explorations Inc.  Effective October 18, 2010, we changed our name to “South American Gold Corp.” pursuant to a parent/subsidiary merger with our wholly-owned non-operating subsidiary, South American Gold Corp., which was established for the purpose of giving effect to this name change.  Our current focus is the acquisition, exploration, and potential development of mining properties.  Our common stock is currently quoted on the OTC pink sheets electronic quotation system under the trading symbol "SAGD".

We previously acquired mineral claims situated in British Columbia, Canada, but allowed these mineral claims to lapse during the year ended June 30, 2008. As a result, we no longer have any rights to these mineral claims in British Columbia, Canada. In January 2008, we entered into an assignment agreement where we were assigned a 100% interest in a 7-unit claim block containing 92.8 hectares located in Vietnam, referred to herein as the "Kon Tum Gold Claim." The Kon Tum Gold Claim has been staked and recorded with the Mineral Resources Department of Energy and Mineral Resources of the government of the Republic of Vietnam. To date, we have not conducted any exploration work on the Kon Tum Gold Claim.

In light of some of the potential opportunities recently presented to our management to acquire interests in certain mineral claims and mining rights on properties located in Colombia, South America, our management decided to reassess its proposed plan for exploration of the Kon Tum Gold Claim and the overall desirability of maintaining an ownership interest in mineral claims and mining rights located in Vietnam.  We reviewed current economic conditions within Vietnam and globally and concluded that it is more likely that favorable economic trends can be sustained over an extended period of time within Colombia, as compared to Vietnam. Our management also believes that the emergence of a strong mineral exploration industry within Colombia will make it easier for us to attract, retain and motivate qualified personnel and access the equipment necessary for exploration.  For the foregoing reasons, our management has determined that it would be in our best interest to focus our efforts exclusively on the acquisition and development of mining properties in Colombia, a geographical area in which our management believes offers a more promising opportunity for our Company.  We are seeking to dispose of our interests in the Kon Tum Gold Claim as soon as practicable, but can provide no assurance that we will be successful in disposing of the Kon Tum Gold Claim for any value.

Possible Acquisition of Kata Enterprises Inc.

On December 20, 2010, we entered into a non-binding Letter of Intent (“LOI”) with Minera Kata S.A., a company incorporated under the laws of Panama ("Seller"), to acquire from Seller twenty-five percent (25%) of the outstanding capital stock of Kata Enterprises Inc., a company incorporated under the laws of Panama ("Kata"), with an option to acquire from Seller the remaining seventy-five percent (75%) of the outstanding capital stock of Kata over an eighteen month period (the "Proposed Transaction"). We are currently conducting a legal, financial and business review of the financial condition, assets, liabilities and business of Kata and its subsidiary entities. Kata has entered into an agreement to acquire, through its subsidiary, an eighty-five percent (85%) interest in certain mineral claims and mining rights to properties located in the Nariño province of Colombia, but has not successfully closed that transaction as of this time (the “Kata Transaction”).  At this stage of our due diligence review, we understand that Kata is an entity that has nominal operations and was recently incorporated specifically for the purpose of entering into the Kata Transaction.  Our understanding is that closing of the Kata Transaction is conditioned upon the transferor of those rights receiving acceptance of an application for a concession contract, executing a concession contract with Ingeominas (the entity authorized by the Colombian Ministry of Mines and Energy to grant mining concession contracts), registration of that contract at the National Mining Registry and securing the requisite approvals and governmental consents for the transfer of these mineral claims and mining rights to Kata’s subsidiary.  As we have not yet completed our due diligence review of Kata, there may be additional conditions to the closing of the Kata Transaction.

Under the terms of the Proposed Transaction, we would pay Seller $1,500,000 in cash and issue to Seller 2,000,000 shares of our common stock in exchange for twenty-five percent (25%) of the outstanding capital stock of Kata.  Under the terms of the Proposed Transaction, we would have the option to acquire the remaining seventy-five percent (75%) of the outstanding capital stock of Kata as follows:

•
It is contemplated that we would hold an option that we could exercise to acquire an additional twenty-five percent (25%) of the outstanding capital stock of Kata, which would result in our acquisition of an aggregate fifty percent (50%) of the outstanding capital stock of Kata, by paying Seller on or before six months from the closing date of the Proposed Transaction an additional $2,500,000 and issuing to Seller an additional 2,000,000 shares of our common stock;

•
It is contemplated that we would hold an option that we could exercise to acquire an additional twenty-five percent (25%) of the outstanding capital stock of Kata, which would result in our acquisition of an aggregate seventy five percent (75%) of the outstanding capital stock of Kata, by paying Seller on or before twelve months from the closing date of the Proposed Transaction an additional $2,500,000 and issuing to Seller an additional 2,000,000 shares of our common stock; and

•
It is contemplated that we would hold an option that we could exercise to acquire an additional twenty-five percent (25%) of the outstanding capital stock of Kata, which would result in our acquisition of an aggregate one hundred percent (100%) of the outstanding capital stock of Kata, by paying Seller on or before eighteen months from the closing date of the Proposed Transaction an additional $2,500,000 and issuing to Seller an additional 2,000,000 shares of our common stock.

Under the terms of the Proposed Transaction, if we excercise all three options, we would pay Seller an aggregate of ($9,000,000 in cash and issue to Seller 8,000,000 shares of our common stock in order to acquire one hundred percent (100%) of the outstanding capital stock of Kata.  The Proposed Transaction, which was initially anticipated to close on or about January 31, 2011, but is now anticipated to close on or about February 28, 2011, is subject to certain conditions, including, but not limited to, the satisfactory completion of due diligence, the execution of a binding definitive agreement between the parties and our ability to secure sufficient financing to close the Proposed Transaction.  Our due diligence review is ongoing and we can give you no assurance that these and other conditions will ever be satisfied to allow us to close the Proposed Transaction on February 28, 2011 or otherwise.

We can give you no assurance that Kata, through its subsidiary, will be able to successfully close the Kata Transaction, which is expected to result in Kata's acquisition of an eighty-five percent (85%) interest in certain mineral claims and mining rights to properties located in the Nariño province of Colombia.  In the event that each of the conditions required to close the Proposed Transaction have been satisfied, it is possible that our management may determine, based on the results of our due diligence review, to close on the Proposed Transaction even though Kata, through its subsidiary, may not have acquired any mineral claims and mining rights at the time the Proposed Transaction is closed.  In the event this were to occur and Kata, through its subsidiary, fails to acquire the identified mineral claims and mining rights under the proposed Kata Transaction for any reason, our investment in Kata would be without any value and we may be forced to delay, scale back, or eliminate our planned activities and there is a substantial risk that our business would fail and you will lose the entire amount of your investment.

At this stage of our due diligence review, we understand that the entire area for which the transferor to Kata is seeking to secure a concession contract overlaps with a forestry reserve.  Under Colombia law, mineral exploration and mining activities cannot be undertaken in any area classified as a forestry reserve.  In order to commence any exploration and mining activities in the area that is the subject of the concession contract applied for, it will be necessary to initiate a proceeding before the competent environmental authority to reclassify the entire area that is the subject of the concession contract applied for so that it is no longer classified as a forestry reserve.  We can provide no assurance that any effort to reclassify the entire area that is the subject of the concession contract applied for so that it is no longer classified as a forestry reserve will be successful.  In the event that we close the Proposed Transaction to acquire twenty-five percent (25%) of the outstanding capital stock of Kata and Kata is able to acquire certain mineral claims and mining rights to properties located in the Nariño province of Colombia, but is unable to succeed in reclassifying the entire area that is the subject of the concession contract applied for so that it is no longer classified as a forestry reserve, we will be unable to commence any exploration or mining activities on the area subject to the concession contact resulting in our investment in Kata being without any value.  In the event this were to occur, there is a substantial risk that our business would fail and you will lose the entire amount of your investment.  In addition, even if the effort to reclassify the entire area that is the subject of the concession contract applied for so that it is no longer classified as a forestry reserve is successful, there may be significant delay adversely impacting our prospects.

We currently plan to limit our ownership interest, if any, in the outstanding capital stock of Kata to twenty-five percent (25%) until such time that we are able to confirm that Kata has successfully acquired an eighty-five percent (85%) interest in the identified mineral claims and mining rights pursuant to the proposed Kata Transaction. Our ability to exercise any of the remaining three options will depend on our ability to secure sufficient financing.

In the event that the foregoing conditions are not satisfied or for any reason we are unable to close the Proposed Transaction, we intend to seek out and acquire interests in other mineral exploration properties which, in the opinion of our management, offer attractive mineral exploration opportunities. Presently, we have not given any material consideration to the acquisition of other exploration properties.

Results of Operations for the Three Months Ended December 31, 2010 and 2009

Revenues

We have not generated any revenues from operations since our inception.  We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses

We incurred operating expenses in the amount of $88,330 for the three months ended December 31, 2010, as compared to operating expenses of $5,838 for the three months ended December 31, 2009.  The increase in our operating expenses for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, is primarily attributable to increased legal expenses, consulting fees, management fees and accounting and audit expenditures.

We incurred exploration costs of $2,960 during the three months ended December 31, 2010, as compared to $0 for the three months ended December 31, 2009.  Exploration costs incurred during the reporting period related to the review of data compiled in preparation for exploration work to be undertaken should we succeed in closing the Proposed Transaction described above.  We reported management fees of $15,000 for the three months ended December 31, 2010, compared to $3,000 for the three months ended December 31, 2009.  We incurred consulting fees of $13,000 for the three months ended September 30, 2010, compared to $0 for the three months ended December 31, 2009.  The increase in management and consulting fees during the three months ended December 31, 2010, as compared to the prior year, is attributable to compensation payable to newly appointed officers and directors and the securing of a consultant to assist with administrative matters during the three months ended December 31, 2010.  We incurred accounting and auditing expenses of $13,785 for the three months ended December 31, 2010, compared to $1,750 for the three months ended December 31, 2009.  We incurred legal expenses of $28,935 for the three months ended December 31, 2010, compared to $0 for the three months ended December 31, 2009.  The increase in accounting and auditing and legal fees during the three months ended December 31, 2010, as compared to the prior year, is attributable to expenditures associated with an evaluation and improvement of our compliance with the disclosure requirements as a public reporting company.

Net Loss

As a result of the above, for the three months ended December 31, 2010, we reported a net loss of $88,330, as compared to a net loss of $5,838 for the three months ended December 31, 2009.  The increase in our net loss was primarily attributable to increased operating expenses incurred during the reporting period, which are described above.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.00 and $0.00 for the three months ended December 31, 2010 and 2009, respectively.

Results of Operations for the Six Months Ended December 31, 2010 and 2009

Revenues

We have not generated any revenues from operations since our inception.  We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses

We incurred operating expenses in the amount of $127,380 for the six months ended December 31, 2010, as compared to operating expenses of $12,578 for the six months ended December 31, 2009.  The increase in our operating expenses for the six months ended December 31, 2010, as compared to the three months ended December 31, 2009, is primarily attributable to increased legal expenses, consulting fees, management fees and accounting and audit expenditures.

We incurred exploration costs of $2,960 during the six months ended December 31, 2010, as compared to $0 for the six months ended December 31, 2009.  Exploration costs incurred during the reporting period related to the review of data compiled in preparation for exploration work to be undertaken should we succeed in closing the Proposed Transaction described above.  We reported management fees of $22,000 for the six months ended December 31, 2010, compared to $6,000 for the six months ended December 31, 2009.  We incurred consulting fees of $20,500 for the six months ended September 30, 2010, compared to $0 for the six months ended December 31, 2009.  The increase in management and consulting fees during the six months ended December 31, 2010, as compared to the prior year, is attributable to compensation payable to newly appointed officers and directors and the securing of a consultant to assist with administrative matters during the six months ended December 31, 2010.  We incurred accounting and auditing expenses of $21,285 for the six months ended December 31, 2010, compared to $4,000 for the six months ended December 31, 2009.  We incurred legal expenses of $45,530 for the six months ended December 31, 2010, compared to $0 for the six months ended December 31, 2009.  The increase in accounting and auditing and legal fees during the six months ended December 31, 2010, as compared to the prior year, is attributable to expenditures associated with an evaluation and improvement of our compliance with the disclosure requirements as a public reporting company.

Net Loss

As a result of the above, for the six months ended December 31, 2010, we reported a net loss of $127,380, as compared to a net loss of $12,578 for the six months ended December 31, 2009.  The increase in our net loss was primarily attributable to increased operating expenses incurred during the reporting period, which are described above.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.00 and $0.00 for the six months ended December 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

At December 31, 2010, we had cash of $3,979 (June 30, 2010 - $54) and a working capital deficit of $135,001 (June 30, 2010 - $7,621).

We anticipate spending approximately $5,000 in ongoing general and administrative expenses per month for the next twelve months, for total anticipated general and administrative expenditures of $60,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.  In order to close the Proposed Transaction, it is contemplated that we will pay Seller $1,500,000 in cash and issue to Seller 2,000,000 shares of our common stock in exchange for twenty-five percent (25%) of the outstanding capital stock of Kata.

Our current cash on hand is insufficient to be able to close the Proposed Transaction and to pay for our general administrative expenses for any period of time.  Accordingly, we must obtain additional financing in order to close the Proposed Transaction and maintain operations.  We believe that debt financing will not be an alternative for funding exploration as we have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of additional shares of our common stock.  We anticipate seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program or maintain operations for any period of time.  In the absence of such financing, we will not be able to commence our exploration program and may be forced to cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Net cash provided by operating activities for the six months ended December 31, 2010 was $3,925, as compared to net cash used in operating activities of $3,890 for the six months ended December 31, 2009.  Our net loss of $127,380 for the six months ended December 31, 2010 was the primary reason for our negative operating cash flow, which was offset by an increase in accounts payable of $128,488.

For the six months ended December 31, 2010 and 2009, we did not use or provide any cash flow from investing or financing activities.

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

Going Concern

We have incurred net losses for the period from inception on May 25, 2005 to December 31, 2010 of $356,046 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Raymond DeMotte, and our Chief Financial Officer, Mr. Camilo Velasquez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are not effective.  Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010, which we believe primarily stems from the fact that we had limited accounting and financial staff during the year ended June 30, 2010 which did not possess the requisite qualifications.  We are in the process of considering changes in our disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings.

None.

Item 1A.     Risk Factors.

The risks factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010 are supplemented to include the following:

We have determined that our disclosure controls and procedures and internal control over financial reporting are currently not effective.  The lack of effective disclosure controls and procedures and internal control over financial reporting could materially adversely affect our financial condition and ability to carry out our business plan.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  At June 30, 2010, because of the occurrence of a significant number of out-of-period adjustments and the magnitude of such that were identified during the quarterly closing process for the periods ended December 31, 2009 and March 31, 2010, which we believe primarily stems from the fact that we had limited accounting and financial staff during the year ended June 30, 2010 which did not possess the requisite qualifications, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and internal control over financial reporting were not effective.  Ineffective disclosure controls and procedures may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner.  Ineffective internal control over financial report may adversely impact our ability to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  In addition, we cannot assure you that we will not discover additional weaknesses in our disclosure controls and procedures and internal control over financial reporting.  Any such additional weakness or failure to remediate the existing weakness could adversely affect our financial condition or ability to comply with applicable financial reporting requirements.

Our proposed acquisition of twenty-five percent (25%) of the outstanding capital stock of Kata Enterprises Inc. which would include an option to acquire the remaining seventy-five percent (75%) of the outstanding capital stock, is subject to numerous conditions and contingencies.

On December 20, 2010, we entered into a non-binding Letter of Intent (“LOI”) with Minera Kata S.A., a company incorporated under the laws of Panama ("Seller"), to acquire from Seller twenty-five percent (25%) of the outstanding capital stock of Kata Enterprises Inc., a company incorporated under the laws of Panama ("Kata"), with an option to acquire from Seller the remaining seventy-five percent (75%) of the outstanding capital stock of Kata (the "Proposed Transaction").  Closing of the transaction, contemplated to occur on or before February 28, 2011, is subject to certain conditions, including, but not limited to, the satisfactory completion of due diligence, the execution of a binding definitive agreement between the parties and our ability to secure sufficient financing to close the Proposed Transaction.  We can give no assurance that these and other conditions will ever be satisfied to allow us to complete the Proposed Transaction in accordance with the proposed terms or at all.

We do not have enough money to complete the Proposed Transaction and consequently may have to cease or suspend our operations unless we are able to raise additional financing.

We presently do not have sufficient capital to close the Proposed Transaction.  We have historically raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so.  If we are unable to secure financing sufficient to be able to close the Proposed Transaction, we may be forced to delay, scale back, or eliminate our planned activities. If any of these were to occur, there is a substantial risk that our business would fail.

In the event that we successfully complete the proposed acquisition of twenty-five percent (25%) of the outstanding capital stock of Kata, the consideration payable on the closing of this transaction will have a significant adverse impact on our resources.

Under the terms of the Proposed Transaction, it is contemplated that we will pay Seller $1,500,000 in cash and issue to Seller 2,000,000 shares of our Common Stock in exchange for twenty-five percent (25%) of the outstanding capital stock of Kata.  Under the terms of the Proposed Transaction if we exercise our options to acquire one hundred percent (100%) of the outstanding capital stock of Kata, we will pay Seller an aggregate of $9,000,000 in cash and issue to Seller 8,000,000 shares of our Common Stock.  We must raise additional funds to meet our currently budgeted operating requirements for the next twelve months and presently are unable to meet our financial obligations under the proposed terms of the Proposed Transaction.  If we are unable to raise additional capital in the near future, we will be forced to cease operations.  Even if we succeed in raising additional capital in the near future, the consideration payable on the closing of the Proposed Transaction would have a significant adverse impact on our resources and may still result in the need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures including ceasing operations.

In the event we close the Proposed Transaction to acquire twenty-five percent (25%) of the outstanding capital stock of Kata and Kata, for any reason, has failed to acquire certain mineral claims and mining rights to properties located in the Nariño province of Colombia,  ur investment in Kata will have no value.

We are currently conducting a legal, financial and business review of the financial condition, assets, liabilities and business of Kata and its subsidiary entities.  Kata has entered into an agreement to acquire, through its subsidiary, an eighty-five percent (85%) interest in certain mineral claims and mining rights to properties located in the Nariño province of Colombia, but has not successfully closed on that transaction as of this time (the “Kata Transaction”).  At this stage of our due diligence review, we understand that Kata is an entity that has nominal operations and was recently incorporated specifically for the purpose of entering into the Kata Transaction.  Our understanding is that closing of the Kata Transaction is conditioned on the transferor of those rights receiving acceptance of an application for a concession contract, executing a concession contract with Ingeominas (the entity authorized by the Colombian Ministry of Mines and Energy to grant mining concession contracts), registration of that contract at the National Mining Registry and securing the requisite approvals and governmental consents for the transfer of these mineral claims and mining rights to Kata’s subsidiary.  As we have not yet completed our due diligence review of Kata, there may be additional conditions to the closing of the Kata Transaction.  We can give you no assurance that Kata, through its subsidiary, will be able to successfully close the Kata Transaction resulting in its acquisition of an eighty-five percent (85%) interest in certain mineral claims and mining rights to properties located in the Nariño province of Colombia.  In the event that each of the conditions required to close of the Proposed Transaction have been satisfied, it is possible that our management may determine based on the results of our due diligence review to close the Proposed Transaction even though Kata, through its subsidiary, may not have acquired any mineral claims and mining rights at the time the Proposed Transaction is closed.  In the event this were to occur and Kata, through its subsidiary, fails to acquire the identified mineral claims and mining rights for any reason, our investment in Kata would be without any value and we may be forced to delay, scale back, or eliminate our planned activities and there is a substantial risk that our business would fail.  We plan to limit our ownership interest, if any, in the outstanding capital stock of Kata to twenty-five percent (25%) until such time that we are able to confirm that Kata has successfully acquired an eighty-five percent (85%) interest in the identified mineral claims and mining rights pursuant to the proposed Kata Transaction.

Because the entire area covered by the application for a concession contract by the transferor to Kata contains an area classified as a forestry reserve, there is a risk that exploration and mining activities cannot be undertaken which would result in any investment in Kata having no value,

At this stage of our due diligence review, we understand that the entire area for which the transferor to Kata is seeking to secure a concession contract overlaps with a forestry reserve.  Under Colombia law, mineral exploration and mining activities cannot be undertaken in any area classified as a forestry reserve.  In order to commence any exploration and mining activities in the area that is the subject of the concession contract applied for, it will be necessary to initiate a proceeding before the competent environmental authority to reclassify the entire area that is the subject of the concession contract applied for so that it is no longer classified as a forestry reserve.  There can be no assurance that any effort to reclassify the entire area that is the subject of the concession contract applied for so that it is no longer classified as a forestry reserve will be successful.  In the event that we close the Proposed Transaction to acquire twenty-five percent (25%) of the outstanding capital stock of Kata and Kata is able to acquire certain mineral claims and mining rights to properties located in the Nariño province of Colombia, but is unable to succeed in reclassifying the entire area that is the subject of the concession contract applied for so that it is no longer classified as a forestry reserve, we will be unable to commence any exploration or mining activities on the area subject to the concession contact resulting in our investment in Kata being without any value.  In the event this were to occur, there is a substantial risk that our business would fail.  In addition, even if the effort to reclassify the entire area that is the subject of the concession contract applied for so that it is no longer classified as a forestry reserve is successful, there may be significant delay adversely impacting our prospects.

If we acquire twenty-five percent (25%) of the outstanding capital stock of Kata, but are unable, for any reason, to acquire a majority interest in the outstanding capital stock of Kata, our interests may not be protected as a minority shareholder in Kata.

In the event we close the Proposed Transaction to acquire twenty-five percent (25%) of the outstanding capital stock of Kata, but are unable, for any reason, to acquire a majority interest in the outstanding capital stock of Kata, we will be a minority shareholder in Kata.  As a minority shareholder, our interests may differ from the majority shareholder and we will not be able to control the business and operations of Kata.  If the interest of the majority shareholder and its decisions regarding Kata differ from our interests, our interest may not be protected.

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

South American Gold Corp.

Date:	February 14, 2011

By: /s/ Raymond DeMotte Raymond DeMotte Title: Chief Executive Officer
Date:	February 14, 2011
By: /s/ Camino Velasquez Camilo Velasquez Title: Chief Financial Officer

SOUTH AMERICAN GOLD CORP.
(the “Registrant”)
(Commission File No. 000-52156)
Exhibit Index
to Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2010

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
2.1	Articles of Merger	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 21, 2010
2.2	Agreement and Plan of Merger	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed September 21, 2010
3.1	Articles of Incorporation, as amended	Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed March 24, 2006
3.4	By-laws	Exhibit 3.4 to the Company’s Registration Statement on Form SB-2 filed March 24, 2006
10.1	Assignment of Claim from Norgae Mining LLC to the Company dated January 31, 2008.	Exhibit 10.1 to the Company's Annual Report on Form 10-K filed October 5, 2010
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
99.1	Letter of Intent to Acquire Stock of Kata Enterprises Inc.	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 22, 2010