Form 10-Q
period 2011-03-31
SOUTH AMERICAN GOLD CORP.
filed 2011-05-23
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                            Accelerated filer ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 11, 2011
Common Stock, $0.001 par value	79,211,890

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Balance Sheet as of March 31, 2011.

F-2	Unaudited Statements of Operations for the three and nine months ended March 31, 2011 and 2010 and from inception on May 25, 2005 to March 31, 2011.

F-3	Unaudited Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 and from inception on May 25, 2005 to March 31, 2011.

F-4	Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(An Exploration Stage Company)
Balance Sheets

	(Unaudited)	(Audited)
	March 31,	June 30,
	2011	2010

Assets
Current Assets
Cash and cash equivalents	$660,369	$54
Total current assets	660,369	54

Deposit	500,000	-

Total Assets	1,160,369	54

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	133,948	1,611
Due to related parties	32,701	6,064
Total Liabilities	166,649	7,675

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 450,000,000 shares
authorized, 73,411,890 & 214,611,890 issued & outstanding
as of March 31, 2011 & June 30, 2010 respectively	73,412	214,612
Additional paid-in capital	1,688,981	6,433
Share subscription received in advance	1,425,000	-
Share subscription receivable	25,000	-
Deficit accumulated during the exploration stage	(2,218,674)	(228,666)
Total stockholders' equity (deficit)	993,719	(7,621)

Total liabilities and stockholders' equity (deficit)	$1,160,369	$54

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period
					May 25, 2005
	For the Three Months Ended March 31		For the Nine Months Ended March 31		(Inception) to
	2011	2010	2011	2010	March 31, 2011

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Exploration Costs	145,274	-	148,234	-	167,202
Stock Based Compensation	1,566,348	-	1,566,348	-	1,566,348
Management Expense	26,275	3,000	48,275	9,000	142,275
Legal	39,771	-	89,611	-	101,837
Accounting and Audit Expense	9,365	1,850	30,650	5,850	77,715
Professional Fees - Consulting	47,376	-	67,876	-	78,251
Other General & Administrative Expense	24,131	1,135	39,014	3,713	85,046
Total Operating Expense	1,858,540	5,985	1,990,008	18,563	2,218,674

Net (Loss)	$(1,858,540)	$(5,985)	$(1,990,008)	$(18,563)	$(2,218,674)

Net loss per common share outstanding,
basic and diluted	**	**	**	**

Weighted average shares outstanding of common
stock, basic and diluted	133,163,001	214,107,679	187,858,605	214,107,679

** Less than $0.01

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
STATEMENT OF CASH FLOWS
(UNAUDITED)

			For the period
			May 25, 2005
	For the Nine Months Ended March 31,		(inception) to
	2011	2010	March 31, 2011

Cash Flows Used in Operating Activities:
Net Loss	$(1,990,008)	$(18,563)	$(2,218,674)
Adjustments to reconcile net loss to net cash used in operations
Expenses paid by shareholders	-	11,700	39,000
Share Based Compensation	1,566,348		1,566,348
Changes in operating assets and liabilities
Due to related parties	26,637	-	26,637
Accounts Payable	132,337	3,064	259,543

Net Cash (Used In) Operating Activities	(264,685)	(3,799)	(327,145)

Net Cash Used In Investing Activities
Deposit	(500,000)		(500,000)

Net Cash (Used In) Operating Activities	(500,000)	-	(500,000)

Cash Flows From Financing Activities:
Proceeds from loan from related party	-	213	6,064
Share Subscriptions Received in Advance	1,425,000	-	1,425,000
Proceeds from issuance of common stock	-	-	56,450

Net Cash Provided by Financing Activities	1,425,000	213	1,487,514

Net Increase (Decrease) in Cash	660,315	(3,586)	660,368

Cash at Beginning of Period	54	4,230	-

Cash at End of Period	$660,369	$644	$660,369

Supplemental disclosure of cash flow information:

Shares issued for debt	$-	$125,595	$125,595

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

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

In the opinion of management, the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2011, and the results of its operations and cash flows for the nine months ended March 31, 2011. The results of operations for the nine months ended March 31, 2011, are not necessarily indicative of the results for a full year period.

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

Revenue and Cost Recognition

The Company recognizes revenue based on FASB Account Standards Codification (“ASC”) 605 “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Revenues from service contracts are recognized on a monthly, quarterly or semiannual basis as specified in the terms of a given contract.  Revenues from additional services are recognized currently as the work is performed.

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

 (Unaudited)

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

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

Foreign currency translation

The Company’s functional and reporting currency is the U.S. dollar. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters.” Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

As of March 31, 2011, the Company had a deferred tax asset relating to its net loss carry forwards, which has been fully offset by a valuation reserve because the future tax benefit is undeterminable at this point since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire 2025 through 2031.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve. Mineral property exploration costs are expensed as incurred.

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

 (Unaudited)

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.
As of the date of these financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

Stock-based compensation

Effective 9 November 2010, the Company adopted the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 9 November 2010 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, “ Equity-Based Payments to Non-Employees”.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board.  Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012.  The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-09 is not expected to have a material impact on the Company’s consolidated financial statements.

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

 (Unaudited)

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  ASU No. 2010-06 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

3.    MINERAL PROPERTY COSTS

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

4.     DEPOSITS

The Company has paid $500,000 as a deposit in partial consideration for the share purchase agreement entered into on February 25, 2011 with Minera Kata S.A. The share purchase agreement specifies that the Company will acquire a 25% interest in Kata Enterprises (a 100% owned subsidiary of Minera Kata S.A.) upon certain terms and conditions being satisfied (most notable is that the Company must pay an additional $500,000 and issue 1,000,000 shares of its common stock to Minera Kata S.A.). As of the date of this filing, the conditions have not been satisfied, and as such, the amounts paid are classified as a Deposit on the balance sheet.  This share purchase agreement has subsequently been amended as described in Note 9.

5.    RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2011, the Company accrued $32,701 for management fees and expenses payable to its Officers and Directors. During this same time period, $26,000 was paid to the Officers and Directors by a third party, for the accrued management fees and expenses.

As of March 31, 2011, the current officers are owed a total of $32,701 for management fees and expenses (recorded as Due to related parties on the balance sheet). Officers-directors also have made contributions to capital of $39,000, since inception, in the form of expenses paid for the Company.

6.    CAPITAL STOCK

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
March 31, 2011

 (Unaudited)

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

On March 30, 2011, the Company completed a private placement of 5,800,000 Units at a purchase price of $0.25 per Unit to an aggregate of eight non-U.S. persons.  The aggregate purchase price we received from the sale of these Units was $1,450,000 of which $1,425,000 was received by the closing date.  As of March 31, 2011 $25,000 of subscriptions receivable are outstanding.  Each unit is comprised of one (1) share of common stock, par value $0.001, and one (1) common stock purchase warrant to purchase one (1) share of our common stock, exercisable commencing six months after the date of issuance and terminating one (1) year from the closing date of the Private Placement.  The exercise price for the Warrant is priced at $0.50 per share.  As a result, we sold in the initial closing of the Private Placement a total of 5,800,000 shares of common stock and warrants to purchase 5,800,000 shares of common stock.  The Units were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to the any of the Investors.

Share Purchase Warrants

The following share purchase warrants were outstanding at 31 March 2011

	Exercise price	Number of warrants	Remaining contractual life (years)
Warrants	$0.50	5,800,000	1.00

		5,800,000

The following is a summary of warrant activities during the 9 month period ended 31 March 2011:

	Number of warrants	Weighted average exercise price
		$

Outstanding at 1 July 2010	-		-

Granted	5,800,000		0.50
Exercised	-		-
Cancelled	-		-
Expired	-		-

Outstanding at 31 March 2011	5,800,000		0.50

Weighted average fair value of warrants granted during the year			0.50

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

 (Unaudited)

The weighted average grant date fair value of warrants issued during the nine month period ended 31 March 2011, amounted to $0.34 per warrant. The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following weighted average assumptions:

2011

Risk free interest rate	0.30%
Expected life	1.00 years
Annualized volatility	104.98%
Expected dividends	-

Stock Options

The following incentive stock options were outstanding at 31 March 2011:

	Exercise price	Number of options	Remaining contractual life (years)
Options	$0.59	2,900,000	10.0

		2,900,000

The following is a summary of stock option activities during the 9 months ended 31 March 2011:

	Number of options	Weighted average exercise price
Outstanding and exercisable at 1 July 2010	-	-

Granted	2,900,000	0.54
Exercised	-	-
Cancelled	-	-

Outstanding and exercisable at 31 March 2011	2,900,000	0.54

Share Subscriptions Received in Advance

Share subscriptions received in advance consists of $1,425,000 cash received by the Company for shares of common stock that has not been issued as of 31 March, 2011.  Share subscriptions receivable of $25,000 remain outstanding as of 31 March 2011.

SOUTH AMERICAN GOLD CORP.
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

 (Unaudited)

7.      STOCK BASED COMPENSATION

During the period ended 31 March 2011, the Company granted 2,900,000 stock options to employees and directors of the Company, entitling the holders to purchase common shares of the Company for proceeds of $0.59 per common share expiring 21 March 2021, of which 1,200,000 were granted to employees and 1,700,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the period, estimated using Black-Scholes model, was $1,566,348.  This amount has been expensed as stock-based compensation.

8.       GOING CONCERN

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenues, has used cash flows in operations of $327,145 from inception of May 25, 2005 to March 31, 2011 and has a deficit accumulated during the exploration stage of $2,218,674 through March 31, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

9.        SUBSEQUENT EVENTS

On April 25, 2011 the “Company” entered into Amendment No.1 to the Stock Purchase Agreement dated February 25, 2011 with Minera Kata S.A. in order to acquire from Seller twenty-five percent (25%) of the outstanding capital stock (the “25% Stake”) of Kata Enterprises, S.A., and to revise the terms of the options under which the Company has the ability to acquire the remaining seventy-five percent (75%) of the outstanding capital stock of Kata.  Pursuant to the terms of the Amendment, the Company agreed to pay the Seller an additional $50,000 on the Effective Date, in addition to the $500,000 paid as partial consideration for the Agreement in order to acquire the 25% Stake of Kata.

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

●
risk that we are unable to acquire more than twenty-five percent (25%) of the outstanding capital stock of Kata Enterprises Inc., a company incorporated under the laws of Panama (“Kata”), by completing the acquisition of a portion or all of the remaining seventy-five percent (75%) of the outstanding capital stock of Kata resulting in us holding only a minority interest in Kata;

●
risk that Kata, through its subsidiary, fails to close a transaction by February 25, 2012 providing for registration in the National Mining Registry of Colombia of certain mining concessions located in the Nariño province of Colombia covered by concession application IKE-10421  (the “Mining Concessions”) in favor of Kata’s subsidiary resulting in us not having acquired any direct or indirect interest in the Mining Concessions and not be entitled to recover any of our exploration expenditures of other expenses incurred in connection with acquiring the 25% Stake;

●
risk that efforts to reclassify the entire area, or a portion thereof, that is the subject of the concession contract applied for so that it is no longer is classified as a forestry reserve fail resulting in the inability to commence any exploration or mining activities causing any significant surface disturbance on the area subject to the concession contact and our investment in Kata having no value;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in Colombia;

●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration or development activities or the completion of feasibility studies;

●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;

●	political and regulatory risks associated with mining development and exploration; and other risks and uncertainties related to our prospects, properties and business strategy.

The forgoing list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Company” mean South American Gold Corp., unless otherwise indicated.

Overview

We were incorporated in the state of Nevada on March 25, 2005 and previously operated under the name Grosvenor Explorations Inc.  Effective October 18, 2010, we changed our name to “South American Gold Corp.” pursuant to a parent/subsidiary merger with our wholly-owned non-operating subsidiary, South American Gold Corp., which was established for the purpose of giving effect to this name change.  Our current focus is the acquisition, exploration, and potential development of mining properties in Colombia.  Our common stock is currently quoted on the over-the-counter bulletin board service of the Financial Industry Regulatory Authority (the “OTCBB”) under the trading symbol “SAGD”.

We previously acquired mineral claims situated in British Columbia, Canada, but allowed these mineral claims to lapse during the year ended June 30, 2008.  As a result, we no longer have any rights to these mineral claims in British Columbia, Canada.  In January 2008, we entered into an assignment agreement where we were assigned a 100% interest in a 7-unit claim block containing 92.8 hectares located in Vietnam, referred to herein as the “Kon Tum Gold Claim.”  The Kon Tum Gold Claim has been staked and recorded with the Mineral Resources Department of Energy and Mineral Resources of the government of the Republic of Vietnam.  To date, we have not conducted any exploration work on the Kon Tum Gold Claim.

In light of some of the potential opportunities recently presented to our management to acquire interests in certain mineral claims and mining rights on properties located in Colombia, South America, our management decided to reassess its proposed plan for exploration for the Kon Tum Gold Claim and the overall desirability of maintaining an ownership interest in mineral claims and mining rights located in Vietnam.  We reviewed current economic conditions within Vietnam and globally and concluded that it is more likely that favorable economic trends can be sustained over an extended period of time within Colombia, as compared to Vietnam.  Our management also believes that the emergence of a strong mineral exploration industry within Colombia will make it easier for us to attract, retain and motivate qualified personnel and access the equipment necessary for exploration.  For the foregoing reasons, our management has determined that it would be in our best interest to focus our efforts exclusively on the acquisition and development of mining properties in Colombia, a geographical area in which our management believes offers a more promising opportunity for our company.

We reviewed our available alternatives and canvassed a number of qualified parties in an attempt to dispose of our interests in the Kon Tum Gold Claim for value.  As a result of our inability to locate an interested party to enter into a transaction to dispose of our interests in the Kon Tum Gold Claim for value and a determination that further canvassing of the market would likely be fruitless, we made a determination to abandon our interests in the Kon Tum Gold Claim and intend to send a notice to the appropriate governmental body in Vietnam.

Entry into Agreement with Minera Kata S.A. for Acquisition of Equity Interest in Kata Enterprises Inc.

On February 25, 2011 (the “Effective Date”), we entered into a Stock Purchase Agreement with Minera Kata S.A., a corporation organized under the laws of the Republic of Panama (“Seller”), as amended and supplemented by Amendment No. 1 (the “Amendment”) dated April 25, 2011 (collectively, the “Agreement”), and acquired from Seller twenty-five percent (25%) of the outstanding capital stock (the “25% Stake”) of Kata Enterprises Inc., a corporation organized under the laws of the Republic of Panama (“Kata”), with an option to acquire from Seller the remaining seventy-five percent (75%) of the outstanding capital stock of Kata in exchange for total consideration of $550,000.  We paid Seller partial consideration of $500,000 in cash (the “Closing Payment”) on the Effective Date and the remaining $50,000 in cash upon execution of the Amendment.

In November 2010, Kata entered into an agreement to acquire, through its subsidiary, an eighty-five percent (85%) interest in certain mining concessions located in the Nariño province of Colombia covering the area that is the subject of the IKE-10421 concession application (the “Mining Concessions”), but has not successfully closed that transaction as of this time (the “Kata Transaction”).  Kata is an entity that has nominal operations and was recently incorporated.  Our understanding is that closing of the Kata Transaction is conditioned upon the transferor of the Mining Concessions receiving acceptance of an application for a concession contract, executing a concession contract with Ingeominas (the entity authorized by the Colombian Ministry of Mines and Energy to grant mining concession contracts), registration of that contract at the National Mining Registry and securing the requisite approvals and governmental consents for the transfer of the Mining Concessions to Kata’s subsidiary. We can provide no assurance that Kata, through its subsidiary, will be able to successfully close the Kata Transaction. In the event that Kata, through its subsidiary, fails to close the Kata Transaction and thus fails by February 25, 2012 to have the Mining Concessions registered in the National Mining Registry of Colombia in favor of Kata’s subsidiary, the Agreement provides that Seller will be obligated to deliver to us one-hundred percent (100%) of the outstanding capital stock of Kata (the “100% Stake”) without any additional consideration being paid.  In such event, we will not have acquired any direct or indirect interest in the Mining Concessions and not be entitled to recover any of our exploration expenditures of other expenses incurred in connection with acquiring the 25% Stake, other than our entitlement, indirectly through our subsidiary, to the return of the $500,000 Closing Payment.

We currently do not have any interest, directly or indirectly, in mining properties located in Colombia and our acquisition of an interest in the Mining Concession is subject to the certain conditions and contingencies for which we can provide no assurance that they will ever be satisfied.  Our ownership interest in the Mining Concessions will occur indirectly through our ownership of an equity interest in Kata.  We can provide no assurance that a concession contract will be approved based on the IKE-10421 concession application or that Kata, through its subsidiary, will be able to successfully close the Kata Transaction.  In the event that the Kata Transaction does not close and a concession contract is not approved based on the IKE-10421 concession application, we will have not acquired any direct or indirect interest in the Mining Concessions.

Under the terms of the Agreement, we are entitled to also acquire from Seller the remaining seventy-five percent (75%) of the outstanding capital stock of Kata as follows:

●
We can exercise our option to acquire an additional 25% stake in Kata, resulting in the acquisition of fifty percent (50%) of the outstanding capital stock of Kata (the “50% Stake”), within six months of the Effective Date of the Agreement (August 25, 2011) or until five (5) business days following such time that we receive written notice that the Mining Concessions are registered in the National Mining Registry of Colombia in favor of Kata’s subsidiary in accordance with the regulations set forth in the Colombian Mining Code (the “Registration”), whichever is later, up to a maximum of twelve (12) months, but in any event not later than March 2, 2012 by:

(i)	paying Seller $450,000 in cash on or before five (5) business days following the Company’s receipt of notice that the Registration was completed;

(ii)
paying Seller $1,000,000 in cash on or before sixty (60) days following our receipt of notice that the Registration was completed or twelve (12) months following the Closing Date of the Agreement (February 25, 2012), whichever is earlier; and

(iii)	issuing to Seller 2,000,000 shares of our common stock.

•
Provided that we have acquired the 50% Stake, we can exercise our option to acquire an additional 25% stake in Kata, resulting in the acquisition of seventy-five percent (75%) of the outstanding capital stock of Kata (the “75% Stake”), within thirteen months of the Effective Date of the Agreement (March 25, 2012) by:

(i)	paying Seller $1,000,000 in cash; and

(ii)	issuing to Seller 1,000,000 shares of our common stock.

•	Provided that we have acquired the 75% Stake, we can exercise our option to acquire an additional 25% stake of Kata, resulting in the acquisition of the 100% Stake, by:

(i)	paying Seller $1,000,000 in cash; and

(ii)	issuing to Seller 1,000,000 shares of our common stock within eighteen months of the Effective Date of the Agreement (August 25, 2012).

Under the terms of the Agreement, if we exercise all of the foregoing options and acquire the entire 100% Stake, we would pay Seller an aggregate of $4,000,000 in cash and issue to Seller 4,000,000 shares of our common stock in order to acquire one hundred percent (100%) of the outstanding capital stock of Kata.

In connection with due diligence conducted prior to entering into the Agreement, we determined that the entire area encompassing the Mining Concessions overlaps with a forestry reserve.  Under Colombia law, only prospecting activities which would not result in any significant surface disturbance can be undertaken in an area classified as a forestry reserve.  In order to commence any exploration and mining activities that would result in any significant surface disturbance in the area that is the subject of a concession contract, it will be necessary to initiate a proceeding before the competent environmental authority to reclassify the entire area, or a portion thereof, that is the subject of the Mining Concessions so that it is no longer classified as a forestry reserve.  We anticipate, but cannot provide any assurance, that efforts to declassify a portion or all of the subject area as a forestry reserve will be successful.  In the unanticipated event that we are unable to succeed in reclassifying a portion or all of the area that is the subject of the Mining Concessions so that it is no longer classified as a forestry reserve, we will be unable to commence any exploration or mining activities causing any significant surface disturbance on the area subject to the Mining Concessions resulting in our investment in Kata being without any value. In the event this were to occur, there is a substantial risk that we would not be entitled to any return of the Closing Payment paid to Seller, our investment in Kata would be without any value, we may be forced to delay, scale back, or eliminate our planned activities and there is a substantial risk that our business would fail.  In addition, even if the effort to reclassify the entire area that is the subject of the Mining Concessions so that it is no longer classified as a forestry reserve is successful, there may be significant delay adversely impacting our prospects.

As a part of our business plan, we intend to seek out and acquire interests in other mineral exploration properties which, in the opinion of our management, offer attractive mineral exploration opportunities.  Presently, we are considering the acquisition of other exploration properties, but have not entered into any letters of intent or agreements providing for the acquisition of other exploration properties as of the date of this report.

Recent Diligence, Exploration and Exploration Plan

In connection with our consideration of entering into the Agreement described above, which resulted in our acquisition of the 25% Stake in Kata and an option to acquire the remaining 75% of the outstanding capital stock of Kata, we conducted a legal, financial and business review of the financial condition, assets, liabilities and business of Kata and its subsidiary entities, which included diligence of the property underlying the Mining Concessions that is the subject of the IKE-10421 concession application.

After the first visit to the district where the concession application is located, it was determined to create the initial database as a baseline to evaluate the area of interest. Beginning in December 2010, we, as part of our due diligence process, began data compilation and review, and site visits began in 2011. Initial site visits included beginning work on geologic mapping and surveying, and sampling of nearby properties in the area to gain additional knowledge of the geological characteristics of the area. This reconnaissance work will be ongoing as much of the property position has had only limited historical exploration. In February 2011, samples were taken from nearby properties.

Reconnaissance work within concession application area was started in early April 2011. The work program included mapping and sampling the concession and nearby properties, including the El Desquiet mine and other mines that are encountered during the our Phase I exploration program, with emphasis on locating the identified geochemical anomalies indicated by the prior exploration conducted by the Japan International Cooperation Agency (“JICA”) from 1981 to 1983. This is required because of the hummus accumulation over the 20 years since the JICA study. The areas within the IKE-10421 concession application and in proximity of El Desquite and Las Delicias mines are the principal exploration targets of the current program. The work is aimed at locating favorable areas for exploration drilling. This work will include taking stream sediment and soil samples, geochemical analyses, and interpretation of results. This work commenced in April 2011. To date, we have taken numerous assays from the nearby Diamante mine and assay results are under review; field work has also provided basis for updated maps and geological maps; we incurred expenditures on exploration in the first quarter of 2011 totaled $145,274.

Exploration work continues to advance knowledge of the area, conduct surveying and geologic mapping activities, determine prime areas for soil sediment sampling and re-sampling prospects pits that have been located. Our primary objective during Phase I exploration is identifying drill targets, preparing logistical arrangements for a drilling plan, continuing work for securing approval of the mining concession application which has been submitted and preparation for data to support our subsequent applications for regulatory approval of exploration activities, and review data of prior exploration in the area along with field work to verify historical data, particularly information on JICA maps indicating clusters of veins on the western portion within the concession. We plan in the second quarter to establish semi-permanent base camps in the concession. Our Phase II exploration phase, subject to results and timing of the completion Phase I exploration and regulatory approvals, includes a 6,000 meter planned drill program. We estimate drilling costs, including assays and review work, to be $200 a meter, thus the program before secondary charges would require $1.2 million in working capital to fund.  We currently forecast ongoing exploration activities at $150,000 to $300,000 per quarter for the upcoming 18 months exclusive of our projected drilling program.  We are forecasting subject to capital availability and timing of regulatory approvals required to explore in the area, a budget of approximately $2.1 to $3.0 million dollars for the Santacruz Gold project over the next 18 months.

Our current cash on hand is insufficient to complete any of the planned exploration activities and the full implementation of our planned exploration program is dependent on our ability to secure sufficient financing and to confirm that Kata has closed the Kata Transaction and completed the acquisition of an interest in 85% of the mining concession contract covering the area that is the subject of the IKE-10421 concession application.  In the event that all conditions are satisfied enabling Kata, through its subsidiary, to successfully close the Kata Transaction and acquire the Mining Concessions, it will have acquired an 85% interest in the executed concession contract that is the subject of concession application IKE-10421.  Our ownership interest in the concession contract will occur indirectly through our ownership of an equity interest in Kata.  We can provide no assurance that we will secure sufficient financing or that a concession contract will be approved based on the IKE-10421 concession application providing for our indirect interest in an underlying mining concession contract.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenues

We have not generated any revenues from operations since our inception.  We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses

We incurred operating expenses in the amount of $1,858,540 for the three months ended March 31, 2011, as compared to operating expenses of $5,985 for the three months ended March 31, 2010.  The increase in our operating expenses for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, relates to increased expenditures associated with an increase in operations and exploration costs incurred in performing initial diligence of the property underlying the Mining Concessions that is the subject of the IKE-10421 concession application for which Kata, through its subsidiary, has entered into an agreement to acquire an eighty-five percent (85%) interest.  We also had increased expense for stock based compensation as an incentive stock option plan was established to compensate key employees and members of our management team.  Expenses for management fees, legal and accounting services, professional fees and other general and administrative expense also increased with the escalation of our operations and exploration activities.

We reported stock based compensation of $1,566,348 during the three months ended March 31, 2011, as compared to $0 for the three months ended March 31, 2010.  The increase in stock based compensation during the three months ended March 31, 2011, as compared to the prior year, is attributable to stock option grants to executive officers and directors during the reporting period.

We incurred exploration costs of $145,274 during the three months ended March 31, 2011, as compared to $0 for the three months ended March 31, 2010.  We reported management fees of $26,275 for the three months ended March 31, 2011, compared to $3,000 for the three months ended March 31, 2010.  We incurred consulting fees of $47,376 for the three months ended March 31, 2011, compared to $0 for the three months ended March 31, 2010.  The increase in management and consulting fees during the three months ended March 31, 2011, as compared to the prior year, is attributable to compensation payable to newly appointed officers and directors and the securing of a consultant to assist with administrative matters.

We incurred accounting and auditing expenses of $9,365 for the three months ended March 31, 2011, compared to $1,850 for the three months ended March 31, 2010.  We incurred legal expenses of $39,771 for the three months ended March 31, 2011, compared to $0 for the three months ended March 31, 2010.  The increase in accounting and auditing and legal fees during the three months ended March 31, 2011, as compared to the prior year, is attributable to expenditures associated with increased operations associated with the implementation of our business plan.

We incurred other general and administrative expenses of $24,131 for the three months ended March 31, 2011, compared to $1,135 for the three months ended March 31, 2010.  The increase in other general and administrative expenses during the three months ended March 31, 2011, as compared to the prior year, is attributable to an increase in our operations.

Net Loss

As a result of the above, for the three months ended March 31, 2011, we reported a net loss of $1,858,540, as compared to a net loss of $5,985 for the three months ended March 31, 2010.  The increase in our net loss was primarily attributable to increased operating expenses incurred during the reporting period, which are described above.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was less than $0.01 for the three months ended March 31, 2011 and 2010, respectively.

Results of Operations for the Nine Months Ended March 31, 2011 and 2010

Revenues

We have not generated any revenues from operations since our inception.  We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses

We incurred operating expenses in the amount of $1,990,008 for the nine months ended March 31, 2011, as compared to operating expenses of $18,563 for the nine months ended March 31, 2010.  The increase in our operating expenses for the nine months ended March 31, 2011, as compared to the three months ended March 31, 2010, relates to increased expenditures associated with an increase in operations and exploration costs incurred in performing initial diligence of the property underlying the Mining Concessions that is the subject of the IKE-10421 concession application for which Kata, through its subsidiary, has entered into an agreement to acquire an eighty-five percent (85%) interest.  We also had increased expense for stock based compensation as an incentive stock option plan was established to compensate key employees and members of our management team.  Expenses for management fees, legal and accounting services, professional fees and other general and administrative expense also increased with the escalation of our operations and exploration activities.

We reported stock based compensation of $1,566,348 during the nine months ended March 31, 2011, as compared to $0 for the nine months ended March 31, 2010.  The increase in stock based compensation during the nine months ended March 31, 2011, as compared to the prior year, is attributable to stock option grants to executive officers and directors during the reporting period.

We incurred exploration costs of $148,234 during the nine months ended March 31, 2011, as compared to $0 for the nine months ended March 31, 2010.  We reported management fees of $48,275 for the nine months ended March 31, 2011, compared to $9,000 for the nine months ended March 31, 2010.  We incurred consulting fees of $67,876 for the nine months ended September 30, 2010, compared to $0 for the nine months ended March 31, 2010.  The increase in management and consulting fees during the nine months ended March 31, 2011, as compared to the prior year, is attributable to compensation payable to newly appointed officers and directors and the securing of a consultant to assist with administrative matters.

We incurred accounting and auditing expenses of $30,650 for the nine months ended March 31, 2011, compared to $5,850 for the nine months ended March 31, 2010.  We incurred legal expenses of $89,611 for the nine months ended March 31, 2011, compared to $0 for the nine months ended March 31, 2010.  The increase in accounting and auditing and legal fees during the nine months ended March 31, 2011, as compared to the prior year, is attributable to expenditures associated with increased operations associated with the implementation of our business plan.

We incurred other general and administrative expenses of $39,014 for the nine months ended March 31, 2011, compared to $3,713 for the nine months ended March 31, 2010.  The increase in other general and administrative expenses during the nine months ended March 31, 2011, as compared to the prior year, is attributable to an increase in our operations.

Net Loss

As a result of the above, for the nine months ended March 31, 2011, we reported a net loss of $1,990,008, as compared to a net loss of $18,563 for the nine months ended March 31, 2010.  The increase in our net loss was primarily attributable to increased operating expenses incurred during the reporting period, which are described above.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was less than $0.01 for the nine months ended March 31, 2011 and 2009, respectively.

Liquidity and Capital Resources

At March 31, 2011, we had cash of $660,369 (June 30, 2010 - $54) and working capital of $493,720 (June 30, 2010 - $7,621).

    We anticipate spending approximately $70,000 in general and administrative expenses per month for the next twelve months, for a total anticipated general and administrative expenditures $840,000 over the next twelve months. This anticipated expenditures are closely related to the level of activities we have  contemplated in our business plan.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, general management and office expenses. General support activities, additional organizational supervision of subsidiaries in the process of acquisition or contemplated to be acquired, and general management costs contribute to the forecasted increase in general and administrative expenditures.  We currently forecast ongoing exploration activities at $150,000 to $300,000 per quarter for the upcoming 18 months exclusive of our projected drilling program.  We are forecasting subject to capital availability and timing of regulatory approvals required to explore in the area, a budget of approximately $2.1 to $3.0 million dollars for the Santacruz Gold project over the next 18 months.  We will also be required to pay $1,450,000 in cash in order to exercise our option to acquire an additional 25% stake in Kata, resulting in the acquisition of fifty percent (50%) of the outstanding capital stock of Kata.

Our current cash on hand is insufficient to be able to fully implement our business plan as planned.  Accordingly, we must obtain additional financing in order to close the Proposed Transaction and maintain operations.  We believe that debt financing will not be an alternative for funding exploration as we have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of additional shares of our common stock.  We anticipate seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program or maintain operations for any period of time.  In the absence of such financing, we will not be able to commence our exploration program or increase our ownership interest in Kata and may be forced to cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Net cash used in operating activities for the nine months ended March 31, 2011 was $264,685, as compared to net cash used in operating activities of $3,799 for the nine months ended March 31, 2010.  Our net loss of $1,990,008 for the nine months ended March 31, 2011 was the primary reason for our negative operating cash flow, which was offset by an increase in share based compensation of $1,566,348.

Net cash used in investing activities for the nine months ended March 31, 2011 was $500,000, as compared to net cash used in operating activities of $0 for the nine months ended March 31, 2010.  Net cash used in investing activities for the nine months ended March 31, 2011 relating to cash paid in furtherance of our acquisition of a 25% equity interest in Kata.

Net cash provided by financing activities for the nine months ended March 31, 2011 was $1,425,000, as compared to net cash provided by financing activities of $213 for the nine months ended March 31, 2010.  Net cash provided by financing activities for the nine months ended March 31, 2011 relating to proceeds received from a private equity offering.

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

Going Concern

We have incurred net losses for the period from inception on May 25, 2005 to March 31, 2011 of $2,218,674 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended June 30, 2010. We consider certain accounting policies to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Raymond DeMotte, and our Chief Financial Officer, Mr. Camilo Velasquez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures are not effective.  Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010, which we believe primarily stems from the fact that we had limited accounting and financial staff during the year ended June 30, 2010 which did not possess the requisite qualifications.

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
Changes in Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, no changes other than those made in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses

As discussed above, as of June 30, 2010, we identified material weaknesses in our internal control over financial reporting due to the occurrence of a significant number of out-of-period adjustments and the magnitude of such that were identified during the quarterly closing process for the periods ended December 31, 2009 and March 31, 2010, which we believe primarily stems from the fact that we had limited accounting and financial staff during the year ended June 30, 2010 which did not possess the requisite qualifications.  We are currently addressing these material weaknesses as described below.

With respect to our limited accounting and financial staff, in September 2010 we appointed Mr. DeMotte to serve as our Chief Executive Officer  and Mr. Velasquez to serve as our Chief Financial Officer and Secretary.  Mr. DeMotte has previously served in accounting and finance positions during his career and has earned an MBA. Mr. Velasquez has post-graduate studies in business and finance and has also served in various accounting and financial reporting positions throughout his career.  On March 11, 2011, our board of directors unanimously resolved to create an Audit Committee.  The Audit Committee includes two independent directors and Mr. Velasquez.  The Chairman of the Audit Committee has in excess of 35 years experience in finance and accounting.  In addition, we have engaged as a consultant an accounting specialist to assist us in the preparation of financial information required for our periodic reports.  The addition of personnel with financial and accounting expertise has enabled us to implement a system of dual-approval for invoices received and payments made and further evaluate our existing financial close process.

We are currently redesigning our accounting processes and related controls to provide greater assurance that our accounting and related financial disclosures can be completed accurately and in a timely manner.  We are also in the process of developing sufficient written policies and procedures.

Management, in coordination with the input, oversight and support of the audit committee of our board of directors, has identified the above-mentioned measures to strengthen our disclosure controls and procedures and internal control over financial reporting and to address the material weaknesses described above. We began implementing these measures in the third and fourth quarters of fiscal 2011. We expect these remedial actions to be effectively implemented by the end of the current fiscal year.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or if additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

None.

Item 1A.      Risk Factors.

The risks factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010 and in subsequent Quarterly Reports on Form 10-Q are supplemented to include the following:

We will not be entitled to recover any exploration expenditures or other expenses incurred in connection with acquiring a twenty-five percent (25%) of the outstanding capital stock (the “25% Stake”) of Kata Enterprises Inc. (“Kata”) should Kata, through its subsidiary, fail to secure the rights to mining concessions located in the Nariño province of Colombia covered by concession application IKE-10421.

On February 25, 2011 (the “Effective Date”), we entered into a Stock Purchase Agreement with Minera Kata S.A., a corporation organized under the laws of the Republic of Panama (“Seller”), as amended and supplemented by Amendment No. 1 (the “Amendment”) dated April 25, 2011 (collectively, the “Agreement”), and acquired from Seller a 25% Stake in Kata, with an option to acquire from Seller the remaining seventy-five percent (75%) of the outstanding capital stock of Kata. Kata has entered into an agreement to acquire, through its subsidiary, an eighty-five percent (85%) interest in certain mining concessions located in the Nariño province of Colombia covering the area that is the subject of the IKE-10421 concession application (the “Mining Concessions”), but has not successfully closed that transaction as of this time (the “Kata Transaction”).  Our ownership interest in the Mining Concessions will occur indirectly through our ownership of an equity interest in Kata.  We currently do not have any interest, directly or indirectly, in mining properties located in Colombia and our acquisition of an interest in the Mining Concession is subject to the certain conditions and contingencies for which we can provide no assurance that they will ever be satisfied.  We can provide no assurance that a concession contract will be approved based on the IKE-10421 concession application or that Kata, through its subsidiary, will be able to successfully close the Kata Transaction.  In the event that the Kata Transaction does not close and a concession contract is not approved based on the IKE-10421 concession application, we will have not acquired any direct or indirect interest in the Mining Concessions and not be entitled to recover any of our exploration expenditures of other expenses incurred in connection with acquiring the 25% Stake.  If this were to occur, there is a substantial risk that our business would fail.

Because the entire area covered by the application for a concession contract by the transferor to Kata contains an area classified as a forestry reserve, there is a risk that exploration and mining activities causing any significant surface disturbance cannot be undertaken which would result in any investment in Kata having no value.

 Under Colombia law, only prospecting activities which would not result in any significant surface disturbance can be undertaken in an area classified as a forestry reserve.  In order to commence any exploration and mining activities causing any significant surface disturbance in the area that is the subject of a concession contract, it will be necessary to initiate a proceeding before the competent environmental authority to reclassify the entire area, or a portion thereof, that is the subject of the Mining Concessions so that it is no longer classified as a forestry reserve.  We anticipate, but cannot provide any assurance, that efforts to declassify a portion or all of the subject area as a forestry reserve will be successful.  In the unanticipated event that we are unable to succeed in reclassifying a portion or all of the area that is the subject of the Mining Concessions so that it is no longer classified as a forestry reserve, we will be unable to commence any exploration or mining activities causing any significant surface disturbance on the area subject to the Mining Concessions resulting in our investment in Kata being without any value. In the event this were to occur, there is a substantial risk that we would not be entitled to any return of the $500,000 paid to Seller upon execution of the Agreement, our investment in Kata would be without any value, we may be forced to delay, scale back, or eliminate our planned activities and there is a substantial risk that our business would fail.  In addition, even if the effort to reclassify the entire area that is the subject of the Mining Concessions so that it is no longer classified as a forestry reserve is successful, there may be significant delay adversely impacting our prospects.

If we are unable to acquire more than twenty-five percent (25%) of the outstanding capital stock of Kata resulting on our acquisition of a majority interest in the outstanding capital stock of Kata, our interests may not be protected as a minority shareholder in Kata.

In the event we are unable to acquire more than twenty-five percent (25%) of the outstanding capital stock of Kata resulting on our acquisition of a majority interest in the outstanding capital stock of Kata, we will be a minority shareholder in Kata.  As a minority shareholder, our interests may differ from the majority shareholder and we will not be able to control the business and operations of Kata.  If the interest of the majority shareholder and its decisions regarding Kata differ from our interests, our interest may not be protected.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

On March 30, 2011, we completed a private placement (the “Private Placement”) of 5,800,000 units (the “Units”) at a purchase price of $0.25 per Unit to an aggregate of eight non-U.S. persons (collectively, the “Investors”).  The aggregate purchase price we received from the sale of these Units was $1,450,000.  Each unit is comprised of one (1) share of common stock, par value $0.001, and one (1) common stock purchase warrant (the “Warrant”) to purchase one (1) share of our common stock, exercisable commencing six months after the date of issuance and terminating one (1) year from the closing date of the Private Placement.  The exercise price for the Warrant is priced at $0.50 per share.  As a result, we sold in the initial closing of the Private Placement a total of 5,800,000 shares of common stock and warrants to purchase 5,800,000 shares of common stock.

The Units were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to the any of the Investors.

The Units offered and sold in connection with the Private Placement were in reliance on Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  In connection with this Private Placement, we relied on each of the Investors’ written representations.  Sales were made to persons who represented that they were not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Securities Act.  Each Investor represented that they were acquiring the Units for investment only and not with a view toward resale or distribution. We requested our stock transfer agent to affix appropriate restricted legends to the stock certificate issued to each Investor.  Each Investor was given adequate access to sufficient information about us to make an informed investment decision.  Neither we nor anyone acting on our behalf offered or sold these Units by any form of general solicitation or general advertising.

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

South American Gold Corp.

Date:	May 23, 2011

By: /s/ Raymond DeMotte Raymond DeMotte Title: Chief Executive Officer

Date:	May 23, 2011
By: /s/ Camilo Velasquez Camilo Velasquez Title: Chief Financial Officer

SOUTH AMERICAN GOLD CORP.
(the “Registrant”)
(Commission File No. 000-52156)
Exhibit Index
to Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2011

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
2.1	Articles of Merger	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 21, 2010

2.2	Agreement and Plan of Merger	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed September 21, 2010

3.1	Articles of Incorporation, as amended	Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed March 24, 2006

3.4	By-laws	Exhibit 3.4 to the Company’s Registration Statement on Form SB-2 filed March 24, 2006

10.1	Stock Purchase Agreement by and among Minera Kata S.A. and South American Gold Corp. dated as of February 25, 2011	Exhibit 10.1 to the Form 8-K filed on March 2, 2011

10.2	Amendment No. 1 to Stock Purchase Agreement by and among Minera Kata S.A. and South American Gold Corp. dated as of April 25, 2011	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 29, 2010

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X