Form 10-K
period 2011-06-30
SOUTH AMERICAN GOLD CORP.
filed 2011-10-17
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to _________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                   Accelerated filer                     ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                 Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of December 31, 2010, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price of $1.10 was:  $69,753,079

The number of shares of our common stock outstanding as of September 15, 2011 was: 79,211,890

Documents Incorporated by Reference:  None

FORM 10-K
SOUTH AMERICAN GOLD CORP.
JUNE 30, 2011

PART I

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules.	49

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our contemplated acquisition and exploration and development projects;

●
risk that Kata, through its subsidiary, fails to close a transaction by February 25, 2012 providing for registration in the National Mining Registry of Colombia of certain mining concessions located in the Nariño province of Colombia covered by concession application IKE-10421X  (the “Mining Concessions”) in favor of Kata’s subsidiary resulting in us not having acquired any direct or indirect interest in the Mining Concessions and not be entitled to recover any of our exploration expenditures of other expenses incurred in connection with acquiring the 25% Stake;

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

●	risk that changes to Colombian mining laws, which include a comprehensive overhaul of rules applicable to companies engaged in mining activities, will adversely impact our operations in Colombia;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in Colombia;

●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration or development activities or the completion of feasibility studies;

●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;

●	political and regulatory risks associated with mining development and exploration; and

●	other risks and uncertainties related to our prospects, properties and business strategy.

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

As used in this annual report, “South American,” the “Company,” “we,” “us,” or “our” refer to South American Gold Corp., unless otherwise indicated.

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

We previously acquired mineral claims situated in British Columbia, Canada, but allowed these mineral claims to lapse during the year ended June 30, 2008.  As a result, we no longer have any rights to these mineral claims in British Columbia, Canada.  In January 2008, we entered into an assignment agreement where we were assigned a 100% interest in a 7-unit claim block containing 92.8 hectares located in Vietnam, referred to herein as the “Kon Tum Gold Claim.”  The Kon Tum Gold Claim has been staked and recorded with the Mineral Resources Department of Energy and Mineral Resources of the government of the Republic of Vietnam.  We did not conduct any exploration work on the Kon Tum Gold Claim.

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

We reviewed our available alternatives and canvassed a number of qualified parties in an attempt to dispose of our interests in the Kon Tum Gold Claim for value.  As a result of our inability to locate an interested party to enter into a transaction to dispose of our interests in the Kon Tum Gold Claim for value and a determination that further canvassing of the market would likely be fruitless, we made a determination to abandon our interests in the Kon Tum Gold Claim and sent a notice indicating such to the appropriate governmental body in Vietnam.

We are considered an exploration or exploratory stage company because our business plan is to engage in the examination, investigation and exploration of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.  We have not acquired any mineral property interests at the present and there is no assurance that a commercially viable mineral deposit will exist on any of the properties underlying any mineral property interests that we may acquire in the future.  In order to make any final evaluation as to the economic and legal feasibility of placing any exploration project into production, a great deal of exploration is required.  We possess no known reserves of any type of mineral, have not discovered an economically viable mineral deposit and there is no assurance that we will ever discover one.  If we cannot acquire or locate mineral deposits, or if it is not economical to recover any mineral deposits that we do find, our business and operations will be materially and adversely affected and we may have to cease operations.

Substantially all of our assets will be put into commercializing mining rights and mineral claims located within a limited geographical area.  Accordingly, any adverse circumstances that affect these areas would affect us and your entire investment in shares of our common stock.  If any adverse circumstances were to arise, we would need to consider alternatives, both in terms of our prospective operations and for the financing of our activities.  Management cannot provide assurance that we will ultimately achieve profitable operations or become cash-flow positive, or raise additional debt and/or equity capital.  If we are unable to raise additional capital, we will continue to experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures including ceasing operations. We may also consider entering into a joint venture arrangement to provide the required funding to acquire and explore any mineral property interests.  We have not undertaken any efforts to locate a joint venture participant.  Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund the acquisition and exploration of mineral property interests.  If we enter into a joint venture arrangement, we would likely have to assign a percentage of any mineral property interest we may hold to the joint venture participant.  For more information on the risks involved in this offering, see “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

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

In November 2010, Kata entered into an agreement to acquire, through its subsidiary, an eighty-five percent (85%) interest in certain mining concessions located in the Nariño province of Colombia covering the area that is the subject of the IKE-10421X concession application (the “Mining Concessions”), but has not successfully closed that transaction as of this time (the “Kata Transaction”).  Kata is an entity that has nominal operations and was recently incorporated.  Our understanding is that closing of the Kata Transaction is conditioned upon the transferor of the Mining Concessions receiving acceptance of an application for a concession contract, executing a concession contract with Ingeominas (the entity authorized by the Colombian Ministry of Mines and Energy to grant mining concession contracts), registration of that contract at the National Mining Registry and securing the requisite approvals and governmental consents for the transfer of the Mining Concessions to Kata’s subsidiary. We can provide no assurance that Kata, through its subsidiary, will be able to successfully close the Kata Transaction. In the event that Kata, through its subsidiary, fails to close the Kata Transaction and thus fails by February 25, 2012 to have the Mining Concessions registered in the National Mining Registry of Colombia in favor of Kata’s subsidiary, the Agreement provides that Seller will be obligated to deliver to us one-hundred percent (100%) of the outstanding capital stock of Kata (the “100% Stake”) without any additional consideration being paid.  In such event, we will not have acquired any direct or indirect interest in the Mining Concessions and not be entitled to recover any of our exploration expenditures of other expenses incurred in connection with acquiring the 25% Stake, other than our entitlement, indirectly through our subsidiary, to the return of the $500,000 Closing Payment.

We currently do not have any interest, directly or indirectly, in mining properties located in Colombia and our acquisition of an interest in the Mining Concession is subject to the certain conditions and contingencies for which we can provide no assurance that they will ever be satisfied.  Our ownership interest in the Mining Concessions will occur, if at all, indirectly through our ownership of an equity interest in Kata.  We can provide no assurance that a concession contract will be approved based on the IKE-10421X concession application or that Kata, through its subsidiary, will be able to successfully close the Kata Transaction.  In the event that the Kata Transaction does not close and a concession contract is not approved based on the IKE-10421X concession application, we will have not acquired any direct or indirect interest in the Mining Concessions.

Under the terms of the Agreement, we are entitled to also acquire from Seller the remaining seventy-five percent (75%) of the outstanding capital stock of Kata as follows:

•
We can exercise our option to acquire an additional 25% stake in Kata, resulting in the acquisition of fifty percent (50%) of the outstanding capital stock of Kata (the “50% Stake”), beginning five (5) business days following such time that we receive written notice that the Mining Concessions are registered in the National Mining Registry of Colombia in favor of Kata’s subsidiary in accordance with the regulations set forth in the Colombian Mining Code (the “Registration”) and ending no later than March 2, 2012 by:

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

Summary of Property Underlying the IKE-10421X Concession Application

A description of the property underlying the IKE-10421X concession application referred to as the “Santacruz Gold Project” is set forth in Item 2 of this annual report.  We caution that we not have any interest, directly or indirectly, in the property referenced herein as the Santacruz Gold Project. Our field work in the Santacruz Gold project area is being undertaken in order to gather data for the purpose of placing us in a better position to develop and execute a plan for exploration and development of the Santacruz Gold Project, should we be successful in acquiring an indirect interest in a mining concession contract underlying the Santacruz gold project. We acquired a 25% equity interest in Kata, with an option to increase our ownership interest to 100%. Kata, through its subsidiary owns an 85% equity interest in Minera Narino, which has a contractual right, subject to the satisfaction of certain conditions, to acquire a mining concession contract covering the Santacruz Gold Project. We can provide no assurance that the conditions required for Minera Narino to acquire a mining concession contract covering the Santacruz Gold Project will ever be satisfied. If for any reason a mining concession contract covering the Santacruz Gold Project is not granted and assigned to Minera Narino, we will have not acquired any direct or indirect interest in a mining concession contract underlying the Santacruz Gold Project. If this were to occur, there is a substantial risk that our business would fail.

Existing and Probable Governmental Regulation

Mining in Colombia is governed by the Mining Law 685 of 2001. It was modified by Law 1382 of February 9, 2010, which was declared unconstitutional through ruling C-366 of the Constitutional Court, but it will remain in force as Colombian law until September 2013. The mining authorities in Colombia are as follows:

•	Ministry of Mines and Energy (“MME”).

•
INGEOMINAS (Colombian Institute of Geology and Mining): The MME had delegated the administration of mineral resources to INGEOMINAS and some Department (Provincial) Mining Delegations.  INGEOMINAS has two departments, the Geological Survey, and the Mines Department which is responsible for all mining contracts except where responsibility for the administration has been passed to the Departmental (Provincial) Mining Delegations.

•	Departmental Mining Delegations (Gobernaciones Delegadas): Administers mining contracts in the Departments with the most mining activity.

•
Mining Energy Planning Unit (UPME): Provides technical advice to the MME regarding planning for the development of the mining and energy sector and maintains the System of Colombian Mining Information (SIMCO).

All mineral resources belong to the state and can be explored and exploited by means of concession contracts granted by the state.  Under the Mining Law of 2001, there is a single type of concession contract covering exploration, construction and mining which is valid for 30 years and can be extended for another 20 years.

Concession contract areas are defined on a map with reference to a starting point (punto arcifinio) and distances and bearings, or by map coordinates.

A surface tax (canon superficiario) has to be paid annually in advance during the exploration and construction phases of the concession contract.  This is defined as 1 minimum daily wage per hectare per year for years 1 to 5, 1.25 minimum daily wages per hectare per year for years 6 and 7, and 1.5 minimum daily wages per hectare per year since year 8 and henceforth according to an interpretation by the MME. Based on this calculation the fee per hectare currently is US$10.29, or a total of US$18,892 for the area covered by concession application IKE-10421X.

The application process for a concession contract is as follows:

1.	Application submitted.

2.	Technical study by the mining authority to determine whether there is any overlap with other contracts or applications. The applicant is notified.

3.	Under the modifications to the Mining Law of 2010, the surface tax has to be paid within three days of the notification of the technical study of free areas.

4.	Once the surface tax is paid, the contract is prepared and signed.

5.	The contract is inscribed in the National Mining Register.

Once the concession is approved, if at all, we intend to apply for permission to reclassify sections of the property that are currently classified as a forest reserve. We have already begun preparatory work for this process.

The concession contract has three phases:

1.	Exploration Phase.

•	Starts once the contract is inscribed in the National Mining Registry.

•	Valid for 3 years plus up to 4 extensions of 2 years each, for a maximum of 11 years.

•	Annual surface tax payable.

•	Requires an annual Environmental Mining Insurance Policy for 5% of the value of the planned exploration expenditure for the year.

•	Present a mine plan (PTO) and an Environmental Impact Study (or EIA) for the next phase.

•	Need of Environmental License only when the exploration activities comprise the construction of roads.

2.	Construction Phase.

•	Valid for 3 years plus a 1 year extension.
•	Annual surface tax payments continue as in Exploration Phase.
•	Requires an annual Environmental Mining Insurance Policy for 5% of the value of the planned investment as defined in the PTO for the year.
•	Environmental License issued on approval of Environmental Impact Study.
•	Environmental License required to initiate the construction activities.

3.	Exploitation Phase.

•	Valid for 30 years minus the time taken in the exploration and construction phases, and is renewable for 30 years.
•	Annual Environmental Mining Insurance Policy required.
•	No annual surface tax.
•	Pay royalty based on regulations at time of granting of the Contract.

Royalties payable to the state are 4% of gross value at the mine mouth for gold and silver and 5% for copper (Law 141 of 1994, modified by Law 756 of 2002).  .

The most important changes in the Mining Law of 2010 are:

•	The exploration phase can now be up to 11 years, rather than 5 years.
•	The contract length is reduced to 50 years (30 years + 20 year extension) from 60 years (30 + 30).
•	The surface tax is the same for all sizes of concession, and increases from year 6.
•	The surface tax for year 1 has to be paid within three days of notification of the free areas.
•	Once an application or contract is dropped or expires for whatever reason, the area does not become free for staking again for a period of 30 days.

As indicated above, the modification set forth in Law 1382 of February 9, 2010 to Mining Law 685 of 2001 was declared unconstitutional through ruling C-366 of the Constitutional Court, but it will remain in force as Colombian law until September 2013.  We are unable to ascertain the impact of this change and other future changes to the current mining laws at this time, which include a comprehensive overhaul of rules applicable to companies engaged in mining activities.  In addition, the Colombian government recently a temporary moratorium on new application approvals, which we believe will not impact prior applications such as the IKE-10421X concession application, but we can provide no assurance that the temporary moratorium will not be extended or adversely impact the IKE-10421X concession application.

Competition

We are an exploration stage mineral resource exploration company that competes with other mineral resource exploration companies for financing and for the acquisition of mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to acquire mineral property interests and conduct exploration activities. We will also compete with other mineral exploration companies for financing from a limited number of investors that are prepared to make investments in mineral exploration companies. The presence of competing mineral exploration companies may adversely impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We will also be compete with other mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Employees

We have no full-time employees at the present time, but our Chief Executive Officer, Raymond DeMotte, and our Chief Financial Officer, Camilo Velasquez, are presently providing us with consulting services on the full-time basis.   We engage contractors on an as-needed basis to assist us in conducting exploration activities, planning for exploration and reviewing other exploration properties for diligence purposes in determining whether to pursue acquisitions.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

During the last fiscal year, we incorporated, South American Gold Corp., as a subsidiary entity.  As described above, this subsidiary will be merged into us and out of existence effective October 11, 2010 effectuating a change in our corporate name to South American Gold Corp.

We own a 25% interest in the issued and outstanding stock of Kata Enterprises Inc., a corporation organized under the laws of the Republic of Panama.

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

As noted in our financial statements, we have incurred a net loss of $3,854,622 for the period from inception on March 25, 2005 to June 30, 2011 and have presently no source of revenue.  At June 30, 2011, we had a working capital deficit of $131,725.  As of June 30, 2011, we had cash and cash equivalents in the amount of US $120,537.  We will have to raise additional funds in order to sustain any level of operations and commence any recommended exploration activities.

The audit report of Madsen & Associates, CPA’s Inc.’s for the fiscal year ended June 30, 2011 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

In preparing our consolidated financial statements for fiscal 2010, our management identified material weaknesses in our internal control over financial reporting, and our failure to complete the process of remediating these material weaknesses by the end of the period covered by this Annual Report could result in material misstatements in our consolidated financial statements and the loss of investor confidence in our reported financial information.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management identified material weaknesses in our internal control over financial reporting as of June 30, 2011. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

        The material weaknesses identified by management as of June 30, 2010 was based primarily on the occurrence of a significant number of out-of-period adjustments and the magnitude of such that were identified during the quarterly closing process for the periods ended December 31, 2009 and March 31, 2010, which we believe primarily stems from the fact that we had limited accounting and financial staff during the year ended June 30, 2010 which did not possess the requisite qualifications, and has not be remediated as of the end of the period covered by this Annual Report.

As a result of management’s assessment of internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We are in the process of implementing the appropriate remedial measures to address these material weaknesses, but have not completed this process. We cannot be certain that the measures we take will be effective or will ensure that restatements will not occur in the future. If remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Any future restatement of consolidated financial statements could place a significant strain on our internal resources and harm our operating results. Further, any additional or unremedied material weakness may preclude us from meeting our reporting obligations on a timely basis.

            Any failure to complete the process of addressing the identified material weaknesses or any additional material weaknesses in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our annual reports on Form 10-K. Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we may take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We will not be entitled to recover any exploration expenditures or other expenses incurred in connection with acquiring a twenty-five percent (25%) of the outstanding capital stock (the “25% Stake”) of Kata Enterprises Inc. (“Kata”) should Kata, through its subsidiary, fail to secure the rights to mining concessions located in the Nariño province of Colombia covered by concession application IKE-10421X.

On February 25, 2011 (the “Effective Date”), we entered into a Stock Purchase Agreement with Minera Kata S.A., a corporation organized under the laws of the Republic of Panama (“Seller”), as amended and supplemented by Amendment No. 1 (the “Amendment”) dated April 25, 2011 (collectively, the “Agreement”), and acquired from Seller a 25% Stake in Kata, with an option to acquire from Seller the remaining seventy-five percent (75%) of the outstanding capital stock of Kata. Kata has entered into an agreement to acquire, through its subsidiary, an eighty-five percent (85%) interest in certain mining concessions located in the Nariño province of Colombia covering the area that is the subject of the IKE-10421X concession application (the “Mining Concessions”), but has not successfully closed that transaction as of this time (the “Kata Transaction”).  Our ownership interest in the Mining Concessions will occur, if at all, indirectly through our ownership of an equity interest in Kata.  We currently do not have any interest, directly or indirectly, in mining properties located in Colombia and our acquisition of an interest in the Mining Concession is subject to the certain conditions and contingencies for which we can provide no assurance that they will ever be satisfied.  We can provide no assurance that a concession contract will be approved based on the IKE-10421X concession application or that Kata, through its subsidiary, will be able to successfully close the Kata Transaction.  In the event that the Kata Transaction does not close and a concession contract is not approved based on the IKE-10421X concession application, we will have not acquired any direct or indirect interest in the Mining Concessions and not be entitled to recover any of our exploration expenditures of other expenses incurred in connection with acquiring the 25% Stake.  If this were to occur, there is a substantial risk that our business would fail.

Because the entire area covered by the application for a concession contract by the transferor to Kata contains an area classified as a forestry reserve, there is a risk that exploration and mining activities causing any significant surface disturbance cannot be undertaken which would result in any investment in Kata having no value.

 Under Colombia law, only prospecting activities which would not result in any significant surface disturbance can be undertaken in an area classified as a forestry reserve.  In order to commence any exploration and mining activities causing any significant surface disturbance in the area that is the subject of a concession contract, it will be necessary to initiate a proceeding before the competent environmental authority to reclassify the entire area, or a portion thereof, that is the subject of the Mining Concessions so that it is no longer classified as a forestry reserve.  We anticipate, but cannot provide any assurance, that efforts to declassify a portion or all of the subject area as a forestry reserve will be successful.  Assuming a concession contract is approved based on the IKE-10421X concession application and Kata, through its subsidiary, successfully closes the Kata Transaction, but we are unable to succeed in reclassifying a portion or all of the area that is the subject of the Mining Concessions so that it is no longer classified as a forestry reserve, we will be unable to commence any exploration or mining activities causing any significant surface disturbance on the area subject to the Mining Concessions resulting in our investment in Kata being without any value. In the event this were to occur, there is a substantial risk that we would not be entitled to any return of the $500,000 paid to Seller upon execution of the Agreement, our investment in Kata would be without any value, we may be forced to delay, scale back, or eliminate our planned activities and there is a substantial risk that our business would fail.  In addition, even if the effort to reclassify the entire area that is the subject of the Mining Concessions so that it is no longer classified as a forestry reserve is successful, there may be significant delay adversely impacting our prospects.

If we are unable to acquire more than twenty-five percent (25%) of the outstanding capital stock of Kata resulting in our acquisition of a majority interest in the outstanding capital stock of Kata, our interests may not be protected as a minority shareholder in Kata.

In the event we are unable to acquire more than twenty-five percent (25%) of the outstanding capital stock of Kata resulting in our acquisition of a majority interest in the outstanding capital stock of Kata, we will be a minority shareholder in Kata.  As a minority shareholder, our interests may differ from the majority shareholder and we will not be able to control the business and operations of Kata.  If the interest of the majority shareholder and its decisions regarding Kata differ from our interests, our interest may not be protected.

We have a limited operating history and have incurred losses that we expect to continue into the future.

We have never had any revenues from our operations. In addition, we have a very limited operating history upon which an evaluation of our future success or failure can be made.  We have only recently taken steps in a plan to engage in the acquisition of interests in exploration and development properties, and it is too early to determine whether such steps will prove successful.  Our business plan is in its early stages and faces numerous regulatory, practical, legal and other obstacles.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start-up stage of their business development.  We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition.

No assurances can be given that we will be able to successfully complete the purchase of any mineral property interests,  Our ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, our ability to (i) identify and acquire properties or interests therein that ultimately have probable or proven mineral reserves, (ii) sell such mining properties or interests to strategic partners or third parties or commence the production of a mineral deposit, (iii) produce and sell minerals at profitable margins and (iv) raise the necessary capital to operate during this possible extended period of time.  At this stage in our development, it cannot be predicted how much financing will be required to accomplish these objectives.

We have no known reserves and we may not find any mineral reserves or, if we find mineral reserves, the deposits may be uneconomic or production from those deposits may not be profitable.

Our due diligence activities have been limited, and to a great extent, have relied upon information provided to us by third parties.  We have not established that any of the properties for which we intend to acquire an interest contain adequate amounts of gold or other mineral reserves to make mining any of these properties economically feasible to recover that gold or other mineral reserves, or to make a profit in doing so.  If we do not, our business will fail.  If we cannot find economic mineral reserves or if it is not economic to recover the mineral reserves, we will have to cease operations.

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

We may not be able to attract and retain qualified personnel necessary for the implementation of our business strategy and mineral exploration programs.

Our future success depends largely upon the continued service of board members, executive officers and other key personnel.  Our success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations.  Personnel represents a significant asset, and the competition for such personnel is intense in the mineral exploration industry.  We may have particular difficulty attracting and retaining key personnel in the initial phases of our operations.

Our officers and directors may have outside interests diverting their attention from our business.

Our officers and directors may have outside interests in that they are and may become affiliated with other mining companies.  If the demands of these other mining companies require significant business time of our officers and directors, it is possible that our officers and directors may not be able to devote sufficient time to the management of our business, as and when needed. If our management is unable to devote a sufficient amount of time to manage our operations, our business will fail.

As some of our officers and directors are located outside of the United States, you may have no effective recourse against our us or our management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

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

Our Articles of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Our stockholders therefore will have only limited recourse against the individuals.

Risks Associated With Mining

There is no assurance that we can establish the existence of any mineral reserve on any mineral property interest we may acquire in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business will fail.

We cannot provide any assurance that any mineral property interest we may acquire will contain any commercially exploitable mineral reserve. If we cannot establish the existence of any commercially exploitable mineral reserve, our business will fail.  A mineral reserve is defined by the SEC in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the SEC’s Industry Guide 7 is extremely remote; in all probability any mineral resource property that we may acquire will not contain any ‘reserve’ and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on any mineral property interest we may hold, there can be no assurance that we will be able to develop any such properties into producing mines and extract those reserves. Both mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines.  If we do discover mineral reserves in commercially exploitable quantities on any mineral property interest we may hold, we will be required to expend substantial sums of money to establish the extent of the reserve, develop processes to extract it and develop extraction and processing facilities and infrastructure.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the reserve to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral reserve in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral deposit.  If we cannot exploit any mineral deposit that we might discover on any mineral property interest we may hold, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration or for the construction and operation of a mine on any mineral property interest we may hold at economically viable costs. If we cannot accomplish these objectives, our business could fail.

Current laws and regulations could be amended making it more difficult for us to comply with them, as amended.  For example, changes to Colombian mining laws, which include a comprehensive overhaul of rules applicable to companies engaged in mining activities, could adversely impact our operations in Colombia. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development activities.

If we establish the existence of a mineral reserve on any mineral property interest we may acquire, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the reserve and our business could fail.

If we do discover a mineral reserve on any mineral property interest we may acquire, we will be required to expend substantial sums of money to establish the extent of the reserve, develop processes to extract it and develop extraction and processing facilities and infrastructure.  Although we may derive substantial benefits from the discovery of a reserve, there can be no assurance that it will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis.  If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Because mineral exploration activities are subject to political, economic and other uncertainties, situations may arise that could have a significantly adverse material impact on us.

Our ongoing and proposed activities will be subject to political, economic and other uncertainties, including the risk of expropriation, nationalization, renegotiation or nullification of existing contracts, mining licenses and permits or other agreements, changes in laws or taxation policies, currency exchange restrictions, changing political conditions and international monetary fluctuations.  Future government actions concerning the economy, taxation, or the operation and regulation of nationally important facilities such as mines could have a significant effect on our plans and on our ability to operate.  No assurances can be given that our plans and operations will not be adversely affected by future developments in those jurisdictions where we may hold property interests.

Because we do not plan to secure any title insurance in the future, we are vulnerable to loss of title.

We do not plan to maintain insurance against title. Title on mineral properties and mining rights involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of many mining properties.  Disputes over land ownership are common, especially in the context of resource developments.  We cannot give any assurance that title to any such properties we may acquire will not be challenged or impugned and cannot be certain that we will have acquired valid title to these mining properties. The possibility also exists that title to future prospective properties may be lost due to an omission in the claim of title.  As a result, any claims against us may result in liabilities we will not be able to afford, resulting in the failure of our business.

Because we are subject to various governmental regulations and environmental risks, we may incur substantial costs to remain in compliance.

Our planned activities are subject to laws and regulations regarding environmental matters, the abstraction of water, and the discharge of mining wastes and materials. Any significant mining operations will have some environmental impact, including land and habitat impact, arising from the use of land for mining and related activities, and certain impact on water resources near the project sites, resulting from water use, rock disposal and drainage run-off.  We may be required by government regulations to obtain insurance against environmental risks.  It is possible that we not be able to obtain any required insurance policies or experience significant delays and costs in obtaining such insurance.  No assurances can be given that these issues relating to environmental matters will not cause our operations in the future to fail.

The government in those jurisdictions where we may hold property interests could require us to remedy any negative environmental impact.  The costs of such remediation could cause us to fail.  Future environmental laws and regulations could impose increased capital or operating costs on us and could restrict the development or operation of any mines.

We will in the future, engage consultants to assist us with addressing the various regulatory and governmental agencies, and the rules and regulations of such agencies, in connection with our planned activities.  No assurances can be given that we will be successful in our efforts.  Further, in order for us to operate and grow our business, we need to continually conform to the laws, rules and regulations of such country and local jurisdiction where we operate.  It is possible that the legal and regulatory environment pertaining to the exploration and development of mining properties will change.  Uncertainty and new regulations and rules could dramatically increase our cost of doing business, or prevent us from conducting our business; both situations could cause us to fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liabilities may exceed our resources, which could cause our business to fail.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our proposed operations will be subject to all the hazards and risks inherent in the exploration, development and production of reserves, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence could cause us to fail.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, from the extraction and sale of precious and base metals such as gold. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

The mining industry is highly competitive and if we cannot continue to acquire interests in properties to explore for mineral reserves, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely unintegrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and license mineral resource properties, we will not compete with them for the removal or sales of mineral products if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of gold and other mineral products. Therefore, we will likely be able to sell any gold or mineral products that we identify and produce.

We compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future as well as our ability to recruit and retain qualified personnel. Accordingly, there can be no assurance that we will acquire any interest in mineral resource properties that might yield reserves or result in commercial mining operations.

Risks Relating to our Common Stock

Our Securities are not currently eligible for sale under Rule 144 and any future sales of our securities may be adversely affected by our failure to file all reports required by the Exchange Act.

Rule 144 as promulgated under the Securities Act is not available for the resale of securities initially issued by a shell company (reporting or non-reporting) or a former shell company, unless certain conditions are satisfied. We are a former shell company. As a result, our securities cannot be resold under Rule 144 unless certain conditions are met. These conditions are:

•	the issuer of the securities has ceased to be a shell company;
•	the issuer is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act;
•	the issuer has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and
•	one year has elapsed since the issuer has filed current ‘‘Form 10 information’’ with the Commission reflecting its status as an entity that is no longer a shell company.

One year has not elapsed since we filed current ‘‘Form 10 information’’ with the Commission reflecting our status as an entity that is no longer a shell company.  One year must elapse from the filing date of ‘‘Form 10 information’’ in order for our securities to be eligible for sale under Rule 144, provided the other conditions set forth above are satisfied.  No assurance can be provided that we will be compliant with these conditions.  If after one year has elapsed from the filing date of the complete ‘‘Form 10 information’’ we, as a former shell company, ever fail to file all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, our securities will not be eligible to be resold under Rule 144.

Trading on the over-the-counter bulletin board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the over-the-counter bulletin board service of the Financial Industry Regulatory Authority (the “OTCBB”).  Trading in stock quoted on the OTCBB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTCBB is not a stock exchange, and trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex.  These factors may result in investors having difficulty reselling any shares of our common stock.

Because our common stock is quoted and traded on the OTCBB, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale.  The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale.  Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock.  As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.  If these activities are commenced, they may be discontinued at any time.  These transactions may be effected on the OTCBB or any other available markets or exchanges.  Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders who may seek to sell the “restricted” shares purchased in this offering; provided the shareholder meets the requirements of Rule 144 promulgated under the Securities Act.

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

Our Articles of Incorporation authorize the issuance of 450,000,000 shares of our common stock.  The common stock can be issued by our board of directors, without stockholder approval.  Any future issuances of our common stock would further dilute the percentage ownership of our common stock held by public stockholders.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the SEC, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.  These factors may result in an investor who satisfies the conditions of Rule 144 promulgated under the Securities Act being unable or having difficulty liquidating his or her “restricted” shares purchased in this offering.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price.  You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•	actual or anticipated fluctuations in our operating results;

•	the absence of securities analysts covering us and distributing research and recommendations about us;

•	we expect our actual operating results to continue to fluctuate;

•	we may have a low trading volume for a number of reasons, including that a large amount of our stock is closely held;

•	overall stock market fluctuations;

•	economic conditions generally and in the mining industries in particular;

•	announcements concerning our business or those of our competitors or vendors;

•	our ability to raise capital when we require it, and to raise such capital on favorable terms;

•	changes in financial estimates by securities analysts or our failure to perform as anticipated by the analysts;

•	conditions or trends in the industry;

•	litigation;

•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or joint ventures;

•	future sales of common stock;

•	actions initiated by the SEC or other regulatory bodies;

•	existence or lack of patents or proprietary rights;

•	departure of key personnel or failure to hire key personnel; and

•	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock.  In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

ITEM 1B.       Unresolved Staff Comments.

None.

ITEM 2.      Properties.

Description of Property Underlying the IKE-10421X Concession Application

In connection with our consideration of entering into the Agreement described above, which resulted in our acquisition of the 25% Stake in Kata with an option to acquire the remaining 75% of the outstanding capital stock of Kata, we conducted a legal, financial and business review of the financial condition, assets, liabilities and business of Kata and its subsidiary entities.  The description that follows is the product of our due diligence of the property underlying the Mining Concessions that is the subject of the IKE-10421X concession application.

We caution that we do not presently have any interest, directly or indirectly, in the property underlying the IKE-10421X concession application described herein, which we also refer to as the “Santacruz Gold Project”.  Our field work in the Santacruz Gold project area is being undertaken in order to gather data for the purpose of placing us in a better position to develop and execute a plan for exploration and development of the Santacruz Gold Project, should we be successful in acquiring an indirect interest in a mining concession contract underlying the Santacruz gold project. We acquired a 25% equity interest in Kata, with an option to increase our ownership interest to 100%. Kata, through its subsidiary owns an 85% equity interest in Minera Narino, which has a contractual right, subject to the satisfaction of certain conditions, to acquire a mining concession contract covering the Santacruz Gold Project. We can provide no assurance that the conditions required for Minera Narino to acquire a mining concession contract covering the Santacruz Gold Project will ever be satisfied. If for any reason a mining concession contract covering the Santacruz Gold Project is not granted and assigned to Minera Narino, we will have not acquired any direct or indirect interest in a mining concession contract underlying the Santacruz Gold Project. If this were to occur, there is a substantial risk that our business would fail.

Location and Access

The Mining Concessions consist of one concession application IKE-10421X that covers an area of approximately covers an area of 1836 hectares. It is located in the south central part of the Nariño Department in southwestern Colombia. It is located in the municipality of Santa Cruz de Guachavez within the western drainage of the Western Cordillera (Cordillera Occidental).

The area of the property is accessible from Pasto via Highway 25 southwest to El Pedregal, 33 kilometers, and continuing west on highway 10 to Túquerres, 36 kilometers. At Túquerres a secondary road is followed north for 14 kilometers to Balalaika. A 13 kilometers improved road from Balalaika to the north reaches Guachaves. From Guachaves a 25 kilometer road partly to the southwest and turning to the northwest for the last 6 to 7 kilometers gives access to El Paraiso, a small settlement in the northern portion of the concession.

In the event that all conditions are satisfied enabling Kata, through its subsidiary, to successfully close the Kata Transaction and acquire the Mining Concessions, it will have acquired an 85% interest in the executed concession contract that is the subject of concession application IKE-10421X.  Our ownership interest in the concession contract will occur, if at all, indirectly through our ownership of an equity interest in Kata.

Set forth below is a map showing the general location of the area that is the subject of concession application IKE-10421X.

Set forth below is a map showing more specifically the location of the area that is the subject of concession application IKE-10421X.  The IKE-10421X concession application covers an area that surrounds the concession FHRG-01, which is exclusive of and not part of the area covered by concession application IKE-10421X.  Maps were prepared based on data derived from maps from prior exploration conducted by the Japan International Cooperation Agency (“JICA”) from 1981 to 1983 as well as our initial field observations.

Previous Exploration History

The larger district area where the concession application IKE-10421X is located was part of geological evaluation done by the JICA from 1981 to 1983. JICA did most of the geologic mapping with some adjustments that are currently shown in the Geologic map of Colombia.

The main objective of the work by the Japanese group, JICA, was to develop targets for mineral exploration that would potentially lead to the discovery of mineral deposits. As part of the program, extensive geochemical exploration was conducted in the area. The sampling involved soil and rock sampling. The reported results indicated zinc and arsenic anomalies in various locations in the area under study, with arsenic and zinc anomalies being considered indicators above buried veins. The area has extensive soil cover. Soil samples were collected from an average depth of 160 cm and ranged from 70 to 320 cm.

The only mine with recorded history of production in the district where IKE-10421X is located is El Diamante Mine. Detailed work by JICA to evaluate the vein mineralization in the district was done at El Diamante Mine which at the time was producing gold from ore at the surface and at one level. The Japanese mission mapped the area to locate the veins and drilled 15 diamond drill holes at that mine and adjacent areas.

We have not independently verified the results shown by the JICA study and such information is included for the limited purpose of understanding of the district area.  We caution that such information is not indicative in any way of results that may be obtained from the area covered by concession application IKE-10421X.

Regional Geology of the District

Southern Colombia, where Nariño Department is located, is dominated by uplifted rocks that form the Andes Mountains. In Colombia the Andes Mountains splits into three branches. Most of the area in Western Nariño Department is the Western Cordillera (Cordillera Occidental).

Rocks in the area are Cretaceous to Tertiary sandstones, shales, and andesitic and basaltic volcanics intruded by Eocene diorite and granodiorite plutons. Rocks intruded by the igneous rocks show the effects of contact metamorphism. The granodiorite intrusive is a complex that was active over a long period. Age determinations range from Eocene 40.5 million years ago to Miocene 6.5 million years ago.

The dominant structural trend is a series of major north-northeast trending faults which have left lateral slip that created northwest trending shear zones that became the host to gold bearing polymetallic veins.

The area has a young topography with steep sloped “V” shaped valleys and covered by dense vegetation where the land is not developed for agriculture.

Set forth below is a map showing the geology of portions of the Guachaves District at the location of the concession IKE-10421X. The orange lines are the traces of veins as interpreted by JICA based on their geochemical work referenced above and for this reason the Company can provide no assurance as to the accuracy of the information or the manner in which it was compiled by JICA.  The original map was prepared by JICA.

IKE-10421
El Desquite
San Antonio
El Paraiso
Chitan
Rio Telembi
Las Delicias
El Rayo
El Boqueron
La Bombona
La Esperanza
Mina Crejuela
Mina la Palmera
Zona Diamante
931,500 N.
N
LEGEND
CENOZOIC
Tertiary / Quaternary volcanics andesite lava and pyroclastics
MESOZOIC CRETACEOUS
Shale & slate with intercalation of sandstone
Greenstone composed of andesite & and pyroclastics
CENOZOIC TERTIARY
Granodiorite (piedrancha) microgranodiorite
School
Town / Village
Plant
Mining site, active and non active
IKE 10421
Core hole
Stream
Road
Veins
Scale 1 : 50,000
0
1000
2000
Contour interval 10.0m
SANTA CRUZ PROJECT
REGIONAL GEOLOGY MAP
April 12, 2011

                Geology

The mines in the area are located in a zone of northwest trending faults and shear zones that form clusters up to five (5) kilometers long and are hosted within volcanic rocks intruded by the Eocene Piedrancha granodiorite batholith and within the granodiorite itself. The volcanic rocks are basalts, basaltic andesite, andesite agglomerates and brecciated tuffs. Most of the volcanic rocks are metamorphosed as a result of contact metamorphism to a chlorite- rich greenstone that may be classified as hornfels. The entire IKE-10421X concession application is located over the granodiorite pluton complex.

The structures containing the veins are NW-SE trending faults zones. These structures are cross faults to the general north-northeast fabric of the Western Cordillera.

The mineral deposits in the general area studied by JICA are epithermal and deposited by the action of the hydrothermal fluids in several depositional periods. The paragenesis (sequence of deposition) according to the JICA study is as follows. 1) Deposition of pyrite and arsenopyrite; 2) Deposition of gold and silver as electrum; 3) Deposition of the base metals minerals sphalerite, chalcopyrite and galena; and 4) Deposition of additional silver as pyrargyrite, argentite and polybasite. Silica deposition as quartz was continuous throughout most of the mineral deposition periods. Rock alteration is typical of hydrothermal epithermal deposits and varies from sericite-montmorillonite within and adjoining the gold/sulfide mineralization to kaolin-chlorite on the outer edges. The alteration does not extend far from the mineralized veins.

The JICA reports do not describe any of the mines or prospects located within the IKE-10421X concession application. Some of these mines are located in their maps but without a description of them. The JICA maps show NW-SE trending veins in the IKE-10421X concession application. This information is included for an understanding of the general area within which the concession is found, has not been independently verified, and we caution that such information is not indicative of any identified deposits in the concession area of interest.

Reserves and Mineralized Material

At this time, we have no knowledge of mining activity within the boundaries of the IKE-10421X concession application.

The only drilling in the area was done by JICA in 1981 and 1982. We have no information that suggests that there has been no drilling anywhere within IKE-10421X concession application.

There are no reserves or mineralized material identified on the IKE-10421X concession application.

Recent Diligence, Exploration and Exploration Plan

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

Reconnaissance work within the concession application area was started in early April 2011. The work program included mapping and sampling the concession and nearby properties, including the El Desquite mine and other mines that are encountered during the Phase I exploration program, with emphasis on locating the identified geochemical anomalies indicated by the JICA work. This is required because of the humus accumulation over the 25 years since the JICA study. The areas within the IKE-10421X concession application and in proximity of El Desquite and Las Delicias mines are the principal exploration targets of the current program. The work is aimed at locating favorable areas for exploration drilling. This work will include taking stream sediment and soil samples, geochemical analyses, and interpretation of results. This work commenced in April 2011. To date, we have taken assays from the nearby Diamante mine and assay results are under review and will be used to guide future efforts to determine projections of geological structures onto the concession application area.  Field work has also provided basis for updated maps and geological maps.  We incurred expenditures on exploration in the year ended June 30, 2011 of $481,730.

Field reconnaissance work, which we began earlier this year, has been ongoing to cover the 1,800 + hectare area (approx. 7 square miles). The initial focus is on geologic mapping and confirming historical data from government studies conducted in the 1980s. To date, this work has confirmed the location of several former and current artisanal mines and workings within the project boundaries. In addition, we have been evaluating and sampling the nearby Las Delicias and El Diamante mines to increase our knowledge of the general area. In particular, the intent is to locate projections of veins from the two producing mines from adjacent properties onto the Santacruz Gold Project. In the Cerro Los Churros area of the proposed Santacruz concession area, five old workings were identified.  Mineralization was identified in the form of quartz veins with associated arsenopyrite and iron oxide, in part derived from alteration of basic rock-forming minerals and oxidation of pyrite in the veins and adjacent rock

We believe that an inactive small mine, known as Mina San Antonio, lies within the proposed concession area, but there is no specific recorded production from this mine that we have been able to ascertain . Evidence shows the mine was operated as an open-pit facility and that it contained several underground workings. Sampling at the Mina San Antonio has proved inconclusive to date.

We conducted surveying at the El Chitan area mine within the proposed concession. The Chitan I mine is inactive while the adjacent Chitan 2 mine and the nearby Narvaez area have artisanal mining occurring, with workings all being found along one vein at El Chitan mines and probably a different vein at Narvaez. The veins are located along faults and the adjacent wall rock shows phyllic alteration with a high sericite, pyrite and quartz content, and the accessible veins are narrow under 0.3 m. Preliminary channel sampling was conducted at El Chitan 1 and 2 mines and the Narvaez mine and surface outcrops in accessible areas with (fire) assays performed by SGS Peru. This work was conducted according to quality control procedures supervised by our Vice President of Exploration.  The results of this limited sampling is set forth below.

Vn = vein, w= wallrock, Poligonal Guia refers to surface outcrops

Sample #	Localization	Sample	Type	Width (m)	Au Ppb	Au g/t	Ag Ppm
R00147	Poligonal Guia Narvaez 1	Channel	(vn)	0.15	542	--	1.12
R00148	Poligonal Guia Narvaez 1	Channel	(w)	1.10	699	--	1.96
R00153	Poligonal Guia Narvaez 1	Channel	(vn)	0.10	398	--	.034
R00166	Poligonal Guia Narvaez 2	Channel	(vn)	0.15	2256	--	0.45
R00167	Poligonal Guia Narvaez 2	Channel	(vn)	0.15	> 5000	10.42	3.02
R00175	Mina Narvaez	Channel	(vn)	0.40	485	--	25.00
R00176	Mina Narvaez	Channel	(vn)	0.70	122	--	0.45
R00177	Mina Narvaez	Stockpile			720	--	1.67
R00179	Mina Chitan 1	Channel	(vn)	0.25	2159	--	6.71
R00181	Mina Chitan 2	Channel	(vn)	0.15	383	--	0.20
R00182	Mina Chitan 3	Channel	(vn)	0.30	> 5000	21.85	12.00

(Note sampling methodology used included over 5000 parts PPB (Parts Per Billion) as the upper range)

Exploration work continues to advance knowledge of the area, conduct surveying and geologic mapping activities, determine prime areas for soil sediment sampling and re-sampling prospect pits that have been located. Our primary objective during Phase I exploration is identifying drill targets, preparing logistical arrangements for a drilling plan, continuing work for securing approval of the mining concession application which has been submitted and preparation for data to support our subsequent applications for regulatory approval of exploration activities, and review data of prior exploration in the area along with field work to verify historical data, particularly information on JICA maps indicating clusters of veins on the western portion within the concession. We plan to establish semi-permanent base camps in the concession before January 2012. Our Phase II exploration phase, subject to results and timing of the completion Phase I exploration and regulatory approvals, includes a 6,000 meter planned drill program. We estimate drilling costs, including assays and review work, to be $200 a meter, thus the program before secondary charges would require $1.2 million in working capital to fund.  We currently forecast ongoing exploration activities at $150,000 to $300,000 per quarter for the upcoming 18 months exclusive of our projected drilling program.  We are forecasting subject to capital availability and timing of regulatory approvals required to explore in the area, a budget of approximately $2.1 to $3.0 million dollars for the Santacruz Gold project over the next 18 months.  We are planning to duplicate exploration efforts of the prior Japanese studies by auger drilling and currently reviewing the permissibility of such work under Colombian prospecting rules. It will also be required to conduct certain environmental and community studies during this period leading to permission for exploration drilling, with minimum cost estimates of such studies at $150,000.

Our current cash on hand is insufficient to complete any of the planned exploration activities and the full implementation of our planned exploration program is dependent on our ability to secure sufficient financing and to confirm that Kata has closed the Kata Transaction and completed the acquisition of an interest in 85% of the mining concession contract covering the area that is the subject of the IKE-10421X concession application.  We can provide no assurance that we will secure sufficient financing or that a concession contract will be approved based on the IKE-10421X concession application providing for our indirect interest in an underlying mining concession contract. The IKE-10421X concession application is under review by the relevant government body, Ingeominas.  Subsequent to fiscal year end, we received information that the initial technical and financial review steps had been completed, though the next step of the concession application contract being signed has not yet occurred, after which additional review is required prior to the registration of the concession application.

Other Exploration Activities

We have conducted reconnaissance exploration on various locations in the Nariño Mining district primarily to develop better understanding of the geology of the district and to consider in the future further acquisitions in the area, which would be contingent on securing sufficient financing and regulatory approvals, neither of which can be assured.  We also plan to consider and evaluate projects in Colombia outside of the Narino district subject to same financing and regulatory conditions. We anticipate that general exploration activities required to identify and evaluate new prospects would require additional consulting, travel and sampling expense of $150,000 in the current fiscal year.

ITEM 3.      Legal Proceedings.

None.

ITEM 4.      Removed.

PART II

ITEM 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our common stock is currently quoted on the OTC pink sheets electronic quotation system.  The OTC pink sheets electronic quotation system is a network of security dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information.  our shares are quoted on the OTCBB electronic quotation system under the symbol “SAGD”.  Prior to January 2011, our shares are quoted on the OTC pink sheets electronic quotation system under the symbol “SAGD” or “GVXP” when we were operating under the name Grosvenor Explorations Inc.

The market for our common stock is limited, volatile and sporadic.  The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB or OTC pink sheets.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2011
	High Bid	Low Bid
Fiscal Quarter Ended:
September 31, 2010	$0.36	$0.0001
December 31, 2010	$1.00	$0.30
March 31, 2011	$0.68	$0
June 30, 2011	$0.68	$0

Fiscal Year Ended June 30, 2010
	High Bid	Low Bid
Fiscal Quarter Ended:
September 31, 2009	NONE	NONE
December 31, 2009	$0.001	$0.001
March 31, 2010	$0.002	$0.001
June 30, 2010	$0.002	$0.001

Holders of Common Stock

As of September 15, 2011, we had approximately thirty-eight (38) holders of record of our common stock.  Several other shareholders hold shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted the South American Gold Corp. 2010 Incentive Compensation Plan (the “Incentive Plan”) on November 9, 2010.  The purpose of the Incentive Plan is to provide incentives that will attract and retain the best available directors, employees and appropriate third parties who can provide us with valuable services.  These purposes may be achieved through the grant of non-qualified stock options (“NSOs”), incentive stock options (“ISOs”), stock appreciation rights (“SARs”), restricted stock awards, performance stock awards and phantom stock awards.

A maximum of 5,000,000 of shares of our common stock may be issued under the Incentive Plan.  As of June 30, 2011, 2,900,000 shares were then subject to outstanding awards and 2,100,000 shares remain available under the Incentive Plan for future equity grants.  The adoption of the Incentive Plan received stockholder approval at the annual meeting of the shareholders on January 19, 2011.

The following paragraphs provide a summary of the principal features of the Incentive Plan and its operation.  The following summary does not purport to be complete and is qualified in its entirety by reference to the Incentive Plan.

Oversight. The authority to control and manage the operation and administration of the Incentive Plan is vested in a committee (the “Committee”).  For purposes of the power to grant awards to directors, the Committee consists of the entire Board.  For other plan purposes, the plan is administered by a committee designated by the Board to administer the Plan and will be the Compensation Committee of the Board.  The Committee is constituted to permit the plan to comply with the provisions of Rule 16b-3 under the Securities Exchange Act of 1934, as amended or any successor rule, and Section 162(m) of the Code.

Eligibility.  Directors, employees, and appropriate third parties who can provide valuable services to us are eligible to participate in the Incentive Plan.

Types of Grants.  Awards under the Incentive Plan may be in the form of options, which may be NSOs or ISOs, SARs, restricted stock awards, performance stock awards and phantom stock awards, as described below.

Stock options.  Stock options are rights to purchase a specified number of shares of common stock for a purchase price of not less than 100% of the fair market value of the common stock on the date of grant. A stock option may be in the form of a non-qualified stock option or an incentive stock option.  NSOs may be granted to non-employee directors, officers and key employees of the Company and any of its subsidiaries, and to appropriate third parties who can provide valuable services to us.  ISOs may only be granted to our officers and employees.  Any option designated as an ISO must comply with the requirements of Section 422 of the Code.  The other restrictions and conditions relating to an option grant will be established by the Committee and set forth in the award agreement.

SARs.  SARs refer to a grant of the right to receive, upon exercise, the difference between the fair market value of a share of common stock on the date of exercise and the grant price of the SAR.  The grant price will not be less than 100% of the fair market value of the common stock on the date of grant.  The difference between the fair market value on the date of exercise and the grant price, multiplied by the number of SARs exercised (the “spread”), will be paid at the discretion of the Committee, in cash, in shares of common stock of equivalent value, or in some combination thereof. The terms and conditions of the SARs will be established by the Committee and set forth in the award agreement.

Restricted Stock award.  A restricted stock award is an award of stock which may contain transferability or forfeiture provisions including a requirement of future services and such other restrictions and conditions as may be established by the Committee and set forth in the award agreement.

Performance Stock Awards.  Performance stock awards entitle a grantee to receive shares of common stock if predetermined conditions are satisfied.  The Committee will determine the eligible employees and appropriate third parties to whom and the time or times at which performance stock awards will be made, the number of shares to be awarded, the time or times within which such awards may be subject to forfeiture and any other terms and conditions of the awards.

Phantom Stock Awards.  Phantom stock awards entitle a grantee to receive cash payments based upon the fair market value of shares of common stock if predetermined conditions are satisfied.  The Committee will determine the eligible employees and appropriate third parties to whom and the time or times at which phantom stock awards will be made, the number of shares to be covered by the award, the time or times within which such awards may be subject to forfeiture and any other terms and conditions of the awards.

 Performance Goals.  Restricted stock awards, performance stock awards and phantom stock awards may be based on the satisfaction of performance goals established by the Committee.  The performance goals, which may include specified targets based on certain financial and other measures (determined with respect to the Company, a subsidiary or a business unit), are detailed in the Incentive Plan.

Termination of Employment or Service. The Committee has discretion to provide the period for which, and the extent to which, options and SARS remain exercisable in the event of termination of employment or service. Restricted stock, performance stock and phantom stock are generally forfeited upon termination of employment or service.

Shares Available.  A maximum of 5,000,000 shares are available for issuance under the Incentive Plan, all of which may be granted as ISOs; provided that no individual may be granted awards covering, in the aggregate, more than one million (1,000,000) shares of common stock in any calendar year.  Shares subject to awards that lapse become available again for award under the Incentive Plan.

Adjustments Upon Change in Capitalization.  If any stock dividend is declared upon the common stock, or if there is any stock split, stock distribution, or other recapitalization with respect to the common stock, resulting in a split or combination or exchange of shares, the Committee will make or provide for such adjustment in the number of and class of shares that may be delivered under the Plan, and in the number and class of and/or price of shares subject to outstanding awards as it may, in its discretion, deem to be equitable.

Amendment and Termination.  The Board may from time to time amend, modify, suspend or terminate the Incentive Plan; provided, however, that no such action will impair without the grantee’s consent any award theretofore granted under the Incentive Plan.

The following table sets forth certain information regarding the Incentive Plan as of June 30, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	2,900,000	$0.54	2,100,000
Equity compensation plans not approved by stockholders	-	-	-
Total	2,900,000	$0.54	2,100,000

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

In connection with our consideration of entering into the Agreement described above, which resulted in our acquisition of the 25% Stake in Kata with an option to acquire the remaining 75% of the outstanding capital stock of Kata, we conducted a legal, financial and business review of the financial condition, assets, liabilities and business of Kata and its subsidiary entities.  In November 2010, Kata entered into an agreement to acquire, through its subsidiary, an eighty-five percent (85%) interest in certain mining concessions located in the Nariño province of Colombia covering the area that is the subject of the IKE-10421X concession application (the “Mining Concessions”), but has not successfully closed that transaction as of this time (the “Kata Transaction”).  Kata is an entity that has nominal operations and was recently incorporated.  Our understanding is that closing of the Kata Transaction is conditioned upon the transferor of the Mining Concessions receiving acceptance of an application for a concession contract, executing a concession contract with Ingeominas (the entity authorized by the Colombian Ministry of Mines and Energy to grant mining concession contracts), registration of that contract at the National Mining Registry and securing the requisite approvals and governmental consents for the transfer of the Mining Concessions to Kata’s subsidiary. We can provide no assurance that Kata, through its subsidiary, will be able to successfully close the Kata Transaction. In the event that Kata, through its subsidiary, fails to close the Kata Transaction and thus fails by February 25, 2012 to have the Mining Concessions registered in the National Mining Registry of Colombia in favor of Kata’s subsidiary, the Agreement provides that we will be acquire one-hundred percent (100%) of the outstanding capital stock of Kata (the “100% Stake”) without any additional consideration being paid.  In such event, we will not have acquired any direct or indirect interest in the Mining Concessions and not be entitled to recover any of our exploration expenditures of other expenses incurred in connection with acquiring the 25% Stake, other than our entitlement, indirectly through our subsidiary, to the return of the $500,000 Closing Payment.

We currently do not have any interest, directly or indirectly, in mining properties located in Colombia and our acquisition of an interest in the Mining Concession is subject to the certain conditions and contingencies for which we can provide no assurance that they will ever be satisfied.  Our operations and field work to date has been undertaken in order to gather data for the purpose of placing us in a better position to develop and execute a plan for exploration and development of the property underlying the IKE-10421X concession application described herein, which we also refer to as the “Santacruz Gold Project”, should we be successful in acquiring an indirect interest in Mining Concession underlying the Santacruz Gold Project.

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

For the Years Ended June 30, 2011 and 2010

Revenues

We have not generated any revenues from operations since our inception.  We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses

We incurred operating expenses in the amount of $3,878,089 for the year ended June 30, 2011, as compared to operating expenses of $24,524 for the year ended June 30, 2010.  The increase in our operating expenses for the year ended June 30, 2011, as compared to the year ended June 30, 2010, relates to increased expenditures associated with an increase in operations and exploration costs incurred in performing initial diligence of the property underlying the Mining Concessions that is the subject of the IKE-10421X concession application for which Kata, through its subsidiary, has entered into an agreement to acquire an eighty-five percent (85%) interest.  During fiscal year 2011, we recorded an impairment loss on goodwill of $1,280,913 in connection with the acquisition of our twenty-five percent (25%) equity interest in Kata Enterprises, Inc.  We compared our fair value, utilizing both a market value method and discounted projected future cash flows, to our carrying value for the purpose of identifying impairment. During fiscal year 2011, we recorded goodwill adjustments of approximately $1,280,913 that relate primarily to indeterminate future cash flow related to the acquisition.  We also had increased expense for stock based compensation as an incentive stock option plan was established to compensate key employees and members of our management team.  Expenses for management fees, legal and accounting services, professional fees and other general and administrative expense also increased with the escalation of our operations and exploration activities.

We reported stock based compensation of $1,566,348 during the year ended June 30, 2011, as compared to $0 for the year ended June 30, 2010.  The increase in stock based compensation during the year ended June 30, 2011, as compared to the prior year, is attributable to stock option grants to executive officers, directors and consultants during the reporting period.

We incurred exploration costs of $481,730 during the year ended June 30, 2011, as compared to $0 for the year ended June 30, 2010.  As described above, the exploration costs are attributable to field work, which is part of our initial diligence of the property underlying the Mining Concessions that is the subject of the IKE-10421X concession application.

We reported management fees of $102,325 for the year ended June 30, 2011, compared to $12,000 for the year ended June 30, 2010.  We incurred consulting fees of $115,603 for the year ended June 30, 2010, compared to $1,575 for the year ended June 30, 2010.  The increase in management and consulting fees during the year ended June 30, 2011, as compared to the prior year, is attributable to compensation payable to newly appointed officers and directors and the securing of a consultant to assist with administrative matters.

We incurred accounting and auditing expenses of $87,297 for the year ended June 30, 2011, compared to $5,850 for the year ended June 30, 2010.  We incurred legal fees of $127,483 for the year ended June 30, 2011, compared to $0 for the year ended June 30, 2010.  The increase in accounting and auditing and legal fees during the year ended June 30, 2011, as compared to the prior year, is attributable to expenditures associated with increased operations associated with the implementation of our business plan.

We incurred other general and administrative expenses of $116,390 for the year ended June 30, 2011, compared to $5,099 for the year ended June 30, 2010.  The increase in other general and administrative expenses during the year ended June 30, 2011, as compared to the prior year, is attributable to an increase in our operations.

Other Items

We reported other income of $6,601 for the year ended June 30, 2011, as compared to other net income of $0 in the year ended June 30, 2010.  Other income was attributable to interest received on bank deposits.

Net Loss

As a result of the above, for the year ended June 30, 2011, we reported a net loss of $3,871,488, which included a net loss of $245,532 attributable to our non-controlling interest in Kata, as compared to a net loss of $24,524 for the year ended June 30, 2010.  The increase in our net loss was primarily attributable to increased operating expenses incurred during the reporting period, which are described above.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was less than $0.01 for the year ended June 30, 2011 and $0.01 for the year ended June 30, 2010.

 Liquidity and Capital Resources

At June 30, 2011, we had cash of $120,537 (June 30, 2010 - $54) and a working capital deficit of $131,725 (June 30, 2010 - $7,621).

We anticipate spending approximately $70,000 in general and administrative expenses per month for the next twelve months, for a total anticipated general and administrative expenditures $840,000 over the next twelve months. These anticipated expenditures are closely related to the level of activities we have contemplated in our business plan.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, general management and office expenses. General support activities, additional organizational supervision of subsidiaries in the process of acquisition or contemplated to be acquired, and general management costs contribute to the forecasted increase in general and administrative expenditures.  We currently forecast ongoing exploration activities at $150,000 to $300,000 per quarter for the upcoming 18 months exclusive of our projected drilling program.  We are forecasting subject to capital availability and timing of regulatory approvals required to explore in the area, a budget of approximately $2.1 to $3.0 million dollars for the Santacruz Gold project over the next 18 months.  We will also be required to pay $1,450,000 in cash in order to exercise our option to acquire an additional 25% stake in Kata, resulting in the acquisition of fifty percent (50%) of the outstanding capital stock of Kata.

Our current cash on hand is insufficient to be able to fully implement our business plan as planned.  Based on our current cash position, we are presently unable to engage in any exploration activities as planned.  Accordingly, we must obtain additional financing in order to increase our equity interest in Kata and maintain operations.  We believe that debt financing will not be an alternative for funding exploration as we have limited tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of additional shares of our common stock.  We anticipate seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program or maintain operations for any period of time.  In the absence of such financing, we will not be able to commence our exploration program or increase our ownership interest in Kata and may be forced to cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We may consider entering into a joint venture arrangement to provide the required funding to explore the properties underlying the mineral property interests we intend to acquire.  We have not undertaken any efforts to locate a joint venture participant.  Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying the mineral property interests we intend to acquire.  If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our any mineral property interests we may acquire to the joint venture participant.

Net cash used in operating activities for the year ended June 30, 2011 was $773,576, as compared to net cash used in operating activities of $10,240 for the year ended June 30, 2010.  Our net loss of $3,871,488 for the year ended June 30, 2011 was the primary reason for our negative operating cash flow, which was offset by an impairment charge to goodwill of $1,280,913, an increase in share based compensation of $1,566,348 and increases in amounts payable of $250,651.

Net cash used in investing activities for the year ended June 30, 2011 was $551,657, as compared to net cash used in investing activities of $0 for the year ended June 30, 2010.  Net cash used in investing activities for the year ended June 30, 2011 relating to cash paid in furtherance of our acquisition of a 25% equity interest in Kata, deposits placed in escrow in conjunction with the application for a concession contract and investments in equipment.

Net cash provided by financing activities for the year ended June 30, 2011 was $1,443,936, as compared to net cash provided by financing activities of $6,064 for the year ended June 30, 2010.  Net cash provided by financing activities for the year ended June 30, 2011 relating to proceeds of $1,450,000 received from a private equity offering and replacement of an advance from a related party in the amount of $6,064.

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

Going Concern

We have incurred net losses for the period from inception on March 25, 2005 to June 30, 2011 of $4,100,154 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

 Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant majority-owned subsidiaries are consolidated on a line-by-line basis, and all significant intercompany accounts and transactions are eliminated upon consolidation.

In December 2007, the FASB issued a new standard which established the accounting for and reporting of non-controlling interest in partially owned consolidated subsidiaries. Certain provisions of this standard indicate, among other things, that non-controlling interest be treated as a separate component of equity.  Increases and decreases in the parent's ownership interest that leave control intact are treated as equity transactions, rather than as step acquisitions or gains or losses on purchases or sales.   Losses of a partially owned consolidated subsidiary are allocated to the non-controlling interest even when such allocation might result in a deficit balance.
Evaluation of Long-Lived Assets

We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.  When we determine that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Foreign Currency Translation

Our functional and reporting currency is the U.S. dollar. Our consolidated financial statements are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters.” Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is reviewed for impairment annually at the beginning of the our fourth fiscal quarter, or more frequently if impairment indicators arise, on a reporting unit level.  We compare our fair value, which is determined utilizing both a market value method and discounted projected future cash flows, to our carrying value for the purpose of identifying impairment. Our annual impairment review requires extensive use of accounting judgment and financial estimates.

 Mineral Property Acquisition and Exploration Costs

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, we assesses the carrying costs for impairment.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve. Mineral property exploration costs are expensed as incurred.

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

As of the date of these financial statements, the we have not established that any proven or probable reserves exist mineral properties we intend to acquire and incurred only acquisition and exploration costs.

Although we have taken steps to verify title to mineral properties in which we may potentially have an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee our title should we subsequently acquire an interest in such properties.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Stock-based Compensation

Effective November 9, 2010, we adopted the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). We adopted ASC 718 using the modified prospective method, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to November 9, 2010 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, “Equity-Based Payments to Non-Employees”.

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

ITEM 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.     Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Raymond DeMotte, and our Chief Financial Officer, Mr. Camilo Velasquez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures are not effective.  Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010 and our failure to complete the process of remediating these weaknesses by the end of the period covered by this Annual Report.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of June 30, 2011, our internal control over financial reporting is not effective based on those criteria.

Our conclusion is based primarily on our inability to have developed sufficient written policies and procedures relating to our redesigned accounting processes and related controls by the end of the period covered by this Annual Report.

Changes in Internal Control Over Financial Reporting

As of June 30, 2010, we identified material weaknesses in our internal controls over financial reporting due to the occurrence of a significant number of out-of-period adjustments and the magnitude of such that were identified during the quarterly closing process for the periods ended December 31, 2009 and March 31, 2010, which we believed primarily stemmed from the fact that we had limited accounting and financial staff during the year ended June 30, 2010 which did not possess the requisite qualifications.  We described in our Quarterly Report on Form 10-Q for the period ended March 31, 2011 the remedial actions we took to address our previously disclosed material weaknesses in internal control over financial reporting.

During the period ending June 30, 2011, we made the following changes in our internal controls over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

We completed the process of redesigning our accounting processes and related controls to provide greater assurance that our accounting and related financial disclosures can be completed accurately and in a timely manner.  We are in the process of developing sufficient written policies and procedures relating to our redesigned accounting processes and related controls.  We began implementing these measures in the third and fourth quarters of fiscal 2011. We expect these remedial actions to be effectively implemented by the end of the second quarter of fiscal 2012.

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

The following information sets forth the names of our current director and executive officers, their ages and their present positions.

Name	Age	Position	Served Since
Raymond DeMotte	54	Chief Executive Officer, President & Director	2010
Camilo Velasquez (1)(2)	31	Chief Financial Officer, Secretary, Treasurer & Director	2010
Rene von Boeck	74	Vice President of Exploration	2011
Francis Xavier Reinhold Delzer	75	Vice President of Operations	2011
Quinn Bastian (1)(2)	64	Director	2011
Beatriz Montoya Duque (1)(2)	44	Director	2011

(1)           Member of Audit Committee
(2)           Member of Compensation Committee

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

We believe that Mr. DeMotte’s extensive business expertise, his experience in the mining industry, and his role as President and Chief Executive Officer gives him the qualifications and skills to serve as a Director.

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

We believe that Mr. Velasquez’s significant experience in finance and marketing, and his role as Chief Financial Officer, Secretary, and Treasurer gives him the qualifications and skills to serve as a Director.

Rene von Boeck.  Mr. von Boeck was appointed to serve as our Vice President of Exploration on February 11, 2011.  Since 2006, Mr. von Boeck has served as a consulting mining and exploration geologist for a several companies including Northland Resources, Fortuna Silver Mines, Shoshone Silver Mining Company, Sterling Mining de México SA de CV and CCT Capital.  Mr. Von Boeck work for Shoshone Silver Mining Company included geological consulting work during the first quarter of 2006, management of their drill program from September 2007 to October 2007 and general consulting work during 2008. Mr. Von Boeck work for Sterling Mining de México SA de CV included property evaluations, management of drill programs and tunnel rehabilitation in 2006 and he worked on a property evaluation report in the first and third quarter of 2007.  Mr. Von Boeck’s work prior to 2006 includes working as a senior geologist for a number of mining companies in all phases of mining exploration, resource evaluation and due diligence studies of mines that were targets for potential acquisitions.

Francis Xavier Reinhold Delzer.  Mr. von Delzer was appointed to serve as our Vice President of Operations on February 11, 2011.  Mr. Delzer has been active in the mining industry since 1962 and from 1962 to 1975 held multiple supervisory positions in the mining industry for companies with operations in Chile, Ecuador, Venezuela, Peru and Brazil. Mr. Delzer is a licensed professional engineer in Kentucky and West Virginia.  From 2001 to 2003, Mr. Delzer served as the Commissioner of the Kentucky Department of Mines and Minerals.  Since 2003, Mr. Delzer has served as a mining consultant to several companies assisting with various tasks including the mining permit application process and mining property inspections to verify tonnage production and recovery.  Companies for which Mr. Delzer has provided mining consulting services to since 2003 include Elm Street Resources (2003 to 2005; February 2008 to October 2008; and August 2010 to present), Sterling Mining, Inc. (April 2006 to December 2006), Bunker Hill Mining (March 2007 to December 2007) and Stagg Resources Consultants (October 2007 to November 2007).

Quinn Bastian. Mr. Bastian was appointed to serve as a member of our Board of Directors on February 17, 2011.  Mr. Bastian served from 2005 to 2007 as Vice President of Finance of International Minerals Corporation, a Canadian mineral resource company.  Since 2008, Mr. Bastian has served as Chief Financial Officer of Boulder Hills Mines, Inc., a private mineral exploration company based in Idaho, with responsibility for accounting, financial records, and systems reporting. From 2000 to the present, Mr. Bastian has operated his own consulting practice, Quinn Bastian Associates.   As a consultant, Mr. Bastian has been retained to provide services in the general areas of accounting, business plans, financing, mergers and acquisitions, and reengineering.

We believe that Mr. Bastian’s experience in the mining industry in particular Latin America and over 30 years in business with an emphasis in finance and accounting gives him the qualifications to serve as a Director.

Beatriz Montoya Duque.  Ms. Duque was appointed to serve as a member of our Board of Directors on February 17, 2011.  Ms. Duque is a civil engineer who worked in the Colombia Ministry of Mines and Energy from April 2004 until November 2010 in a number of capacities including Director of Mines, Deputy Minister of Mines and Energy and Advisor to the Office of the Minister of Mines and Energy.  Ms. Montoya has a Civil Engineering degree from the University of Medellin and attended Eafit University for post-graduate studies in finance.  Ms. Duque has served as a board member to a number of South American energy and engineering companies including Empresa de Energia de Cundinamarca, Central Hidroelectrica de Caldas, Centrales Electricas del Norte de Santander, Electrificadora del Huila and, Electrificadora del Quindio.

We believe that Ms. Duque’s experience as former director of mines in Colombia and general business experience in Colombia gives her the qualifications to serve as a Director.

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

Audit Committee

On March 11, 2011, our board of directors unanimously resolved to create an Audit Committee and adopted an audit committee charter.  Our Audit Committee appoints our independent auditors, reviews audit reports and plans, accounting policies, financial statements, internal controls, audit fees, and certain other expenses and oversees our accounting and financial reporting process.  Specific responsibilities include selecting, hiring and terminating our independent auditors; evaluating the qualifications, independence and performance of our independent auditors; approving the audit and non-audit services to be performed by our auditors; reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies; overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; reviewing any earnings announcements and other public announcements regarding our results of operations, in conjunction with management and our public auditors.

The Audit Committee is comprised of three Directors.  The Audit Committee held one meeting during the year-ended June 30, 2011.  The members of our Audit Committee are Quinn Bastian, Beatriz Montoya Duque and Camilo Velasquez.  Our board of directors determined that Mr. Bastian qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission and is considered independent.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must be approved in advance by the Audit Committee to assure that such services do not impair the accountants’ independence.  The Audit Committee may delegate authority to pre-approve audit and non-audit services to any member of the Audit Committee, but may not delegate such authority to management.

For the fiscal year ended June 30, 2011, the Audit Committee:

•	reviewed and discussed with management our audited consolidated financial statements for the fiscal year ended June 30, 2011;

•
discussed with Madsen & Associates, CPA’s Inc., our independent registered public accounting firm for fiscal year 2011, the matters the Audit Committee is required to discuss pursuant to Statement on Auditing Standards No. 61 (Communications with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements; and

•
received the written disclosures and the letter from Madsen & Associates, CPA’s Inc. required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with Madsen & Associates, CPA’s Inc. any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm’s independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the board of directors that our audited consolidated financial statements for the fiscal year ended June 30, 2011be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2011for filing with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings.  To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2011, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the following exceptions:  Ms. Duque failed to file a Form 4 reporting two transactions in a timely fashion and Messrs. DeMotte, Bastian, Velasquez, von Boeck and Delzer each failed to file a Form 4 in a timely fashion

Code of Ethics and Conduct

On January 13, 2006, our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to our Chief Executive Officer, President, Chief Financial Officers, Chief Accounting Officer, Secretary and Treasurer and persons designated as “Senior Officials” by the Board of Directors.  Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards.  The Code of Ethics and Conduct was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and is incorporated herein by reference.

ITEM 11.      Executive Compensation.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended June 30, 2011 and 2010:

Summary Compensation Table

Name (a)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Raymond Demotte Chief Executive Officer, President and Director	2011 2010	56,500 (2) -	- -	- -	540,120 -	- -	596,620 -
Camilo Velasquez Chief Financial Officer, Secretary, Treasurer and Director	2011 2010	25,500 -	- -	- -	270,060 -	- -	295,560 -
Rene von Boeck Vice President of Exploration	2011 2010	48,513 -	- -	- -	108,024 -	- -	156,537 -
Francis Xavier Reinhold Delzer Vice President of Operations	2011 2010	19,103 -	- -	- -	108,024 -	- -	127,127 -
Felimon Lee Former CEO & President (3)	2011 2010	- -	- -	- -	- -	- -	- -
Rizanina Ranese Former CFO, Secretary and Treasurer (4)	2011 2010	- -	- -	- -	- -	- -	- -
         ___________
(1)
The amounts in the table reflect the grant date fair value of options and stock awards to the named executive officer in accordance with Accounting Standards Codification Topic 718.  The ultimate values of the options and stock awards to the executives generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, that an optionee will realize upon exercise of an option will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.  See the “Outstanding Equity Awards at Fiscal Year-End” table below for information regarding all outstanding awards.

(2)
During fiscal 2011, Mr. DeMotte received a total of $56,500 in cash compensation for his service as our President and CEO, of which $34,000 was paid in consulting fees directly to Mr. DeMotte and $22,500 was paid in consulting fees to Brookville Enterprises, Inc. (“Brookville”), a company under the control of Mr. DeMotte.

(3)	Mr. Lee resigned as our Chief Executive Officer and President on September 3, 2010 and as a director on November 16, 2010.

(4)	Ms. Ranese resigned as our Chief Financial Officer, Secretary and Treasurer on September 3, 2010 and as a director on November 16, 2010.

Compensation Components

Salary. We compensate our executive officers for their service by payment of consulting fees, which are included under the column entitled “Salary” in the “Summary Compensation Table”.

Bonuses.  At this time, we do not compensate our executive officers by the payment bonus compensation.

Stock Options.  Stock option awards are determined by the Board of Directors and Compensation Committee based on numerous factors, some of which include responsibilities incumbent with the role of each executive to the Company and tenure with the Company.

At no time during the last fiscal year was any outstanding option repriced or otherwise modified.  There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

The following table sets forth (a) the aggregate number of shares subject to options granted under the Company’s Incentive Plan during the year-ended June 30, 2011 to persons who served as executive offices and (b) the per share exercise price of such options.

Stock Option Grants in Fiscal 2011

Name of Individual or Group	Number of Options Granted	Per Share Exercise Price
Raymond DeMotte	1,000,000	$0.59
Camilo Velasquez	500,000	$0.59
Rene von Boeck	200,000	$0.59
Francis Xavier Reinhold Delzer	200,00	$0.59

Consulting Agreements

On June 24, 2011 (the “Effective Date”), we entered into a Consulting Agreement with Camilo Velasquez (“Velasquez”), and a Consulting Agreement with Brookville (collectively, the “Consulting Agreements”).  Each of the Consulting Agreements are materially the same.  The Consulting Agreements supersede and replace all prior compensatory agreements, understandings and commitments that previously existed between the respective parties to the Consulting Agreements.  Raymond DeMotte, our President and Chief Executive Officer, and a director, is the sole shareholder, officer, and director of Brookville.

Pursuant to the terms of the Consulting Agreements, Velasquez was retained to serve as the our Chief Financial Officer and Brookville was retained to serve as the our President and Chief Executive Officer.  As compensation for such services, Velasquez will receive a monthly fee of $6,000.00 and Brookville will receive an monthly fee of $7,500.00; provided, however, that each fee may be increased (but not decreased without the consultant's express written consent) at the discretion of the Board or Compensation Committee of the Board, to reflect, among other matters, cost of living increases and performance results.  In addition, Velasquez and Brookville will each be entitled to receive the standard benefits enjoyed by our other top executives, and reimbursement for reasonable travel, professional memberships, lodging, entertainment, promotion and other ordinary and necessary business expenses.  The Consulting Agreements are for an initial term of one year and will be automatically be extended for an additional one-year period on each anniversary of the Effective Time (restoring the initial one-year term), unless terminated pursuant to the terms of the Consulting Agreements.

If the Consulting Agreements are terminated by us for a reason other than Cause, Death, or Disability (as defined in the Consulting Agreements) or by the consultant for Good Reason, the consultant will receive:

•	any earned but unpaid compensation for time worked;
•	any expense reimbursement payments for expenses incurred prior to termination; and
•	a lump-sum payment equal to the total compensation earned by consultant in the three months immediately prior to the date of termination

If the Consulting Agreements are terminated by us for Cause, by the consultant without Good Reason, or on account of the consultant’s death or disability, our sole obligation will be to pay any accrued obligations if the consultant has been with us less than twelve months, otherwise payments will be the same as if the Consulting Agreements had been terminated by us for a reason other than Cause, Death, or Disability, or by the consultant for Good Reason (as described above), unless by unanimous vote, the Compensation Committee elects under the circumstances to pay the three months compensation described above regardless of the time that the consultant has been with us.

“Cause” is defined as a termination by us based upon consultant’s:

•
Persistent failure to perform duties consistent with a commercially reasonable standard of care (other than due to a physical or mental impairment or due to an action or inaction directed by us that would otherwise constitute Good Reason);

•	Willful neglect of duties (other than due to a physical or mental impairment or due to an action or inaction directed by us that would otherwise constitute Good Reason);
•	Conviction of, or pleading nolo contendere to, criminal or other illegal activities involving dishonesty;
•	Material breach of this Agreement; or
•	Failure to materially cooperate with or impeding an investigation authorized by the Board.

“Good Reason” is defined as a termination by the consultant based upon the occurrence of any of the following:

•	a material diminution in consultant’s position or title, or the assignment of duties to consultant that are materially inconsistent with consultant’s position or title;
•	a material diminution in consultant’s monthly base compensation or bonus opportunity;
•
within six (6) months immediately preceding or within one (1) year immediately following a Change in Control: (A) a material adverse change in consultant’s status, authority or responsibility; (B) a requirement that consultant report to a corporate officer or consultant instead of reporting directly to the Board; (C) a material diminution in the budget over which consultant has managing authority; or (D) a material change in the geographic location of consultant’s principal place of service with us; or

•	a material breach by us of any of its obligations under the Consulting Agreement.

Outstanding Equity Awards

Fiscal Year-Ended June 30, 2011

The following table presents information concerning the outstanding equity awards for the Named Executive Officers as of June 30, 2011, each of which was granted to the Named Executive Officers during fiscal 2011:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Raymond Demotte Chief Executive Officer, President and Director	1,000,000	-	-	$0.59	03/21/2021
Camilo Velasquez Chief Financial Officer, Secretary, Treasurer and Director	500,000	-	-	$0.59	03/21/2021
Rene von Boeck Vice President of Exploration	200,000	-	-	$0.59	03/21/2021
Francis Xavier Reinhold Delzer Vice President of Operations	200,000	-	-	$0.59	03/21/2021
Felimon Lee Former CEO & President	-	-	-	-	-
Rizanina Ranese Former CFO, Secretary and Treasurer	-	-	-	-	-

OPTION EXERCISES AND STOCK VESTED
2010

          There were no stock options that were exercised by the named executive officers in fiscal 2011. There were no outstanding awards of restricted stock in fiscal 2011.

Compensation of Directors

Set forth below is a summary of the compensation paid to each person that served as a director that was not an executive officer or employee in fiscal 2011.  The following table does not include Messrs. DeMotte and Velasquez  who each served as executive officers, as well as directors, during part of 2011 and who did not receive compensation for service on our board of directors in 2011.  The compensation arrangements for Messrs. DeMotte and Velasquez  are discussed above.

Directors not serving as executive officers are paid a monthly director fee of $1,000 and $250 for each committee meeting attended.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Director Compensation

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Quinn Bastian	5,000	-	108,024	5,025	118,049
Beatriz Montoya Duque	5,250	-	108,024	1,425	114,699
_______________
(1)    The amounts in the table reflect the grant date fair value of options and stock awards to the named directors in accordance with Accounting Standards Codification Topic 718.  The ultimate values of the options and stock awards to the executives generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, that an optionee will realize upon exercise of an option will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.  During fiscal 2011, Mr. Bastian and Ms. Duque each were granted option to purchase 200,000 shares of common stock on March 22, 2011 at an exercise price of $0.59 per share with an option expiration date of March 21, 2021.

(2)    The amounts listed under the Column entitled “All Other Compensation” in the “Summary Compensation Table” related to consulting fees earned during the period reported.  Mr. Bastian and Ms. Duque each were paid a consulting fee of $75 per each hour of service provided for work outside of the scope of  their service as directors.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 15, 2011, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

	Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner (1)	Shares Owned (2)	Options Exercisable Within 60 Days (3)	Percent of Class
Directors and Executive Officers
Raymond DeMotte	2,000,000	1,000,000	3.7%
Camilo Velasquez	500,000	500,000	1.3%
Beatriz Montoya Duque	125,000	200,000	0.4%
Quinn Bastian	125,000	200,000	0.4%
Francis Xavier Reinhold Delzer	125,000	200,000	0.4%
Rene von Boeck	125,000	200,000	0.4%
All current directors and executive officers as a group (six persons)	3,000,000	2,300,000	6.5%

More Than 5% Beneficial Owners
Felimon Lee 2431 M De La Cruz St. Pasay, Philippines	5,000,000	-	6.3%

(1)	Unless otherwise provided, the address of each person is c/o 3645 E. Main Street, Suite 119, Richmond, IN 47374.

(2)	Except as otherwise indicated, all shares shown in the table are owned with sole voting and investment power.

(3)	This column represents shares not included in “Shares Owned” that may be acquired by the exercise of options within 60 days of September 15, 2011.

The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act, as required for purposes of this annual report; accordingly, it includes shares of South American Gold Corp. common stock that are issuable upon the exercise of stock options exercisable within 60 days of September 15, 2010. Such information is not necessarily to be construed as an admission of beneficial ownership for other purposes.

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

Director Independence

Our board of directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities.  As a result of this review, the Board affirmatively determined that Quinn Bastian and Beatriz Montoya Duque are “independent directors” as such term is used under defined under NASDAQ Marketplace Rules.

ITEM 14.     Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by Madsen & Associates, CPA’s Inc. for professional services for the fiscal year ended June 30, 2011 and for professional services for the fiscal year ended June 30, 2010:

	Fiscal 2011 Fees	Fiscal 2010 Fees
Fee Category
Audit Fees	$12,560	$4,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$12,560	$4,500

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

The audit report of Madsen & Associates, CPA’s Inc. on the consolidated financial statements of the Company for the year ended June 30, 2011 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the consolidated financial statements of the Company for the fiscal years ended June 30, 2011 and June 30, 2010 contained an uncertainty about the Company’s ability to continue as a going concern.

During our fiscal years ended June 30, 2011 and 2010, there were no disagreements with Madsen & Associates, CPA’s Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Madsen & Associates, CPA’s Inc.’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the consolidated financial statements for such periods.

During our fiscal years ended June 30, 2011 and 2010, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15.      Exhibits, Financial Statement Schedules.

(a)(1)

(a)(2)           Not Applicable.

(a)(3)           Exhibits.

See (b) below.

(b)            Exhibits.

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

 (c)            Financial Statements Excluded From Annual Report to Shareholders

Not Applicable.

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and
Stockholders of South American Gold Corp. and Subsidiaries
(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of South American Gold Corp. and Subsidiaries (An Exploration Stage Company) (The Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2011, and for the period from May 25, 2005 (date of inception) to June 30, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South American Gold Corp. and Subsidiaries (An Exploration Stage Company) as of June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2011, and the period from May 25, 2005 (date of inception) to June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the consolidated financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Madsen & Associates, CPA's, Inc.
“Madsen & Associates CPA’s, Inc.”
Murray, Utah
October 13, 2011

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2011	2010

Assets
Current Assets
Cash and cash equivalents	$120,537	$54
Total current assets	120,537	54

Equipment net of depreciation	1,657	-

Deposit	532,140	-

Total Assets	654,334	54

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	252,262	1,611
Due to related parties	-	6,064
Total Liabilities	252,262	7,675

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 450,000,000 shares
authorized, 79,211,890 & 214,611,890 issued & outstanding
as of June 30, 2011 & June 30, 2010 respectively	79,212	214,612
Additional paid-in capital	3,158,181	6,433
Accumulated other comprehensive income	27,332	-
Deficit accumulated during the exploration stage	(3,854,622)	(228,666)

Total Stockholders' Equity (Deficit) attributable to South American
Gold Corp. and Subsidiaries	(835,429)	(7,621)

Non-controlling interest	991,968	-

Total stockholders' equity (deficit)	402,072	(7,621)

Total liabilities and stockholders' equity (deficit)	$654,334	$54

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended June 30	For the Year Ended June 30	For the Period May 25, 2005 (Inception) to
	2011	2010	June 30, 2011

Revenues	$-	$-	$-

Operating Expenses
Exploration Expense	481,730	-	500,698
Stock Based Compensation	1,566,348	-	1,566,348
Impairment loss on Goodwill	1,280,913	-	1,280,913
Management Fees	102,325	12,000	196,325
Legal Fees	127,483	-	139,709
Accounting and Audit Expense	87,297	5,850	134,362
Professional Fees - Consulting	115,603	1,575	125,978
Other General & Administrative Expense	116,390	5,099	162,422
Total Operating Expense	3,878,089	24,524	4,106,755

Income (loss) from operations	(3,878,089)	(24,524)	(4,106,755)

Other Income
Interest income	6,601	-	6,601
Total Other Income	6,601	-	6,601

Net Loss	(3,871,488)	(24,524)	(4,100,154)

Other comprehensive income (loss)
Foreign currency translation adjustment	6,833	-	6,833
Foreign currency translation adjustment attributable to non-controlling interest attributable to non-controlling interest	20,499	-	20,499
Total other comprehensive income (loss)	27,332	-	27,332

Comprehensive income (loss)	(3,844,155)	(24,524)	(4,072,821)

Net Loss	(3,871,488)	(24,524)	(4,100,154)

Net income (loss) attributable to non-controlling interest	(245,532)	-	(245,532)

Net income (loss) attributable to South American Gold Corp.	$(3,625,956)	$(24,524)	$(3,854,622)

Net loss per common share outstanding,
basic and diluted	**	**	**

Weighted average shares outstanding of common
stock, basic and diluted	159,626,137	214,226,504

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
STATEMENT OF CASH FLOWS

			For the period
			May 25, 2005
			(inception) to
	June 30, 2011	June 30, 2010	June 30, 2011

Cash Flows Used in Operating Activities:
Net Loss	$(3,871,488)	$(24,524)	$(4,100,154)
Adjustments to reconcile net loss to net cash used in operations
Expenses paid by shareholders	-	15,600	39,000
Share Based Compensation	1,566,348	-	1,566,348
Impairment loss on Goodwill	1,280,913		1,280,913
Changes in operating assets and liabilities
Accounts Payable	250,651	(1,316)	377,857

Net Cash (Used In) Operating Activities	(773,576)	(10,240)	(836,036)

Net Cash Used In Investing Activities
Equipment	(1,657)	-	(1,657)
Business Acquisition	(550,000)	-	(550,000)

Net Cash (Used In) Operating Activities	(551,657)	-	(551,657)

Cash Flows From Financing Activities:
Advances from loan from related party	(6,064)	6,064	-
Proceeds from issuance of common stock	1,450,000	-	1,506,450

Net Cash Provided by Financing Activities	1,443,936	6,064	1,506,450

Effect of Foreign Currency on Cash	1,780		1,780

Net Increase (Decrease) in Cash	120,483	(4,176)	120,537

Cash at Beginning of Period	54	4,230	-

Cash at End of Period	$120,537	$54	$120,537

Supplemental disclosure of cash flow information:

Expenses paid by shareholders			$39,000
Shares issued for debt	$-	$-	$125,595

	$(0)

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period May 25, 2005 (Inception) to June 30, 2011

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity / (Deficit)

Balance May 25, 2005	-	$-	$-	$-		$-	$-

Net operating loss for the one month ended June 30, 2005	-	-	-	(500)		-	(500)

Issuance of common shares for cash - January, 2006	168,000,000	168,000	(164,000)	-		-	4,000

Issuance of common shares for cash – January, 2006	44,100,000	44,100	8,350	-		-	52,450

Net operating loss for the year ended June 30, 2006	-	-	-	(51,140)		-	(51,140)

Balance, June 30, 2006	212,100,000	212,100	(155,650)	(51,640)		-	4,810

Net operating loss for the year ended June 30, 2006	-	-	-	(80,629)		-	(80,629)

Balance, June 30, 2007	212,100,000	212,100	(155,650)	(132,269)		-	(75,819)

Capital contributions – expenses	-	-	7,800	-		-	7,800

Net operating loss for the year ended June 30, 2008	-	-	-	(44,486)		-	(44,486)

Balance, June 30, 2008	212,100,000	212,100	(147,850)	(176,755)		-	(112,505)

Capital contributions – expenses	-	-	15,600	-		-	15,600

Net operating loss for the year ended June 30, 2009	-	-	-	(27,387)		-	(27,387)

Balance, June 30, 2009	212,100,000	212,100	(132,250)	(204,142)		-	(124,292)

Issuance of common shares for debt – August 25, 2009	2,511,890	2,512	123,083	-		-	125,595

Capital contributions – expenses	-	-	15,600	-		-	15,600

Net operating loss for the year ended June 30, 2009	-	-	-	(24,524)		-	(24,524)

Balance, June 30, 2010	214,611,890	214,612	6,433	(228,666)		-	(7,621)

Share cancellation	(141,200,000)	(141,200)	141,200	-		-	-

Issuance of common shares	5,800,000	5,800	603,200	-		-	609,000

Issuance of warrants with common shares for cash			841,000				841,000

Stock Based Compensation	-	-	1,566,348	-		-	1,566,348

Business Acquisition	-	-	-	-		1,237,500	1,237,500

Net operating loss for the year ended June 30, 2011	-	-	-	(3,625,956)	27,332	(245,532)	(3,844,155)

Balance, June 30, 2011	79,211,890	$79,212	$3,158,181	$(3,854,622)	$ 27,332	$991,968	$402,072

		$(0)	$0	$-			$0

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

Principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany accounts and transactions are eliminated upon consolidation.

In December 2007, the FASB issued a new standard which established the accounting for and reporting of non-controlling interest in partially owned consolidated subsidiaries. Certain provisions of this standard indicate, among other things, that non-controlling interest be treated as a separate component of equity.  Increases and decreases in the parent's ownership interest that leave control intact are treated as equity transactions, rather than as step acquisitions or gains or losses on purchases or sales.   Losses of a partially owned consolidated subsidiary are allocated to the non-controlling interest even when such allocation might result in a deficit balance.

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

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

On June 30, 2011, the Company had a net operating loss carry forward of $4,072,821 for income tax purposes.  The tax benefit of approximately $1.4 million from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire 2025 through 2031.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is reviewed for impairment annually at the beginning of the Company’s fourth fiscal quarter, or more frequently if impairment indicators arise, on a reporting unit level.  We compare our fair value, which is determined utilizing both a market value method and discounted projected future cash flows, to our carrying value for the purpose of identifying impairment. Our annual impairment review requires extensive use of accounting judgment and financial estimates.

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

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements

3.    MINERAL PROPERTIES

In February 2008, the Company purchased the Kon Tum Gold Claim located in Vietnam for $5,000.  The Company had not established the existence of a commercially minable ore deposit on the Kon Tum Gold Claim.   The claim has no expiry date and only if the Company decides to abandon them will it no longer have an interest in the minerals thereon.   The acquisition costs have been impaired and expensed because there has been no exploration activity nor have there been any reserves established and we cannot currently project any future cash flows or salvage value for the coming years and the acquisition costs might not be recoverable.

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

4.     BUSINESS ACQUISITION

On April 25, 2011, the “Company entered into an Amendment No.1 to the Stock Purchase Agreement dated February 25, 2011 with Minera Kata S.A., a corporation organized under the laws of the Republic of Panama, in order to acquire a twenty-five percent (25%) of the outstanding capital stock of Kata Enterprises, Inc., a corporation organized under the laws of the Republic of Panama (“Kata”), and to revise the terms of the options under which the Company has the ability to acquire the remaining seventy-five percent (75%) of the outstanding capital stock of Kata Enterprises, Inc.  In November 2010, Kata entered into an agreement to acquire, through its subsidiary, an eighty-five percent (85%) interest in certain mining concessions located in the Nariño province of Colombia, but Kata has not successfully closed that transaction as of this time.  Kata is an entity that has nominal operations and was recently incorporated.  The closing of the transaction is conditioned upon the transferor of the Mining Concessions receiving acceptance of an application for a concession contract, executing a concession contract with Ingeominas (the entity authorized by the Colombian Ministry of Mines and Energy to grant mining concession contracts), registration of that contract at the National Mining Registry and securing the requisite approvals and governmental consents for the transfer of the Mining Concessions to Kata’s subsidiary. In the event that Kata fails to close the transaction by February 25, 2012 and to have the Mining Concessions registered in the National Mining Registry of Colombia in favor of Kata, the Agreement provides that Seller will be obligated to deliver to the Company one-hundred percent (100%) of the outstanding capital stock of Kata without any additional consideration being paid.  In such event, the Company will not have acquired any direct or indirect interest in the Mining Concessions and not be entitled to recover any of its exploration expenditures of other expenses incurred in connection with acquiring the 25% Stake, other than its entitlement, indirectly through its subsidiary, to the return of the $500,000 paid to Seller on closing of the Agreement.  Pursuant to the terms of the Amendment, the Company paid the Seller an additional $50,000 on the Effective Date, in addition to the $500,000 paid in cash at the closing of the Agreement, for the acquisition of the 25% Stake.

 In addition, the Amendment revises the terms pursuant to which the Company is entitled to also acquire from Seller the remaining seventy-five percent (75%) of the outstanding capital stock of Kata as follows:

•
The Company can exercise its option to acquire an additional 25% stake in Kata, resulting in the acquisition of fifty percent (50%) of the outstanding capital stock of Kata (the “50% Stake”), within six months of the Effective Date of the Agreement (August 25, 2011) or until five (5) business days following such time that the Company receives written notice that the Mining Concessions are registered in the National Mining Registry of Colombia in favor of Kata in accordance with the regulations set forth in the Colombian Mining Code (the "Registration"), whichever is later, up to a maximum of twelve (12) months, but in any event not later than March 2, 2012 by:

(i)	paying Seller $450,000 in cash on or before five (5) business days following the Company’s receipt of notice that the Registration was completed;

(ii)
paying Seller $1,000,000 in cash on or before sixty (60) days following the Company's receipt of notice that the Registration was completed or twelve (12) months following the Closing Date of the Agreement (February 25, 2012), whichever is earlier; and

(iii)	issuing to Seller 2,000,000 shares of the Company’s common stock.

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

•
Provided that the Company has acquired the 50% Stake, the Company can exercise its option to acquire an additional 25% stake in Kata, resulting in the acquisition of seventy-five percent (75%) of the outstanding capital stock of Kata (the “75% Stake”), within thirteen months of the Effective Date of the Agreement (March 25, 2012) by:

(i)	paying Seller $1,000,000 in cash; and

(ii)	issuing to Seller 1,000,000 shares of the Company’s common stock.

•	Provided that the Company has acquired the 75% Stake, the Company can exercise its option to acquire an additional 25% stake of Kata, resulting in the acquisition of the 100% Stake, by:

(i)	paying Seller $1,000,000 in cash; and

(ii)	issuing to Seller 1,000,000 shares of the Company’s common stock within eighteen months of the Effective Date of the Agreement (August 25, 2012).

The Company follows ASC 810-10 and fully consolidates the assets, liabilities, revenues and expenses of Kata Enterprises, Inc.  As a condition of stock purchase agreement, members of the board of directors of each of the acquired companies was required to tender their resignation with the Company subsequently appointing the new members of the board of directors.  This effectively provided the Company management control of Kata Enterprises, Inc. as of February 25, 2011, resulting in a consolidation of the financial statements of Kata Enterprises, Inc.

The purchase price of $550,000 for 25% of the shares of Kata Enterprises, Inc. was allocated to the fair values of the assets and liabilities of Kata Enterprises, Inc., and noncontrolling interest, as follows:

Assets purchased:
Cash and cash equivalents	$6,901
Mineral property interests	499,846
Total assets acquired	506,747

Liabilities assumed:
Accounts payable and accrued liabilities	160
Total liabilities assumed	160

Non-controlling interest:	1,237,500
$1,280,913

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

5.      GOODWILL

Goodwill is reviewed for impairment annually at the beginning of the fourth fiscal quarter, or more frequently if impairment indicators arise. During fiscal year 2011, we acquired goodwill totaling approximately $1.28 million in connection with the acquisition of Kata Enterprises, Inc.  We compared our fair value, utilizing both a market value method and discounted projected future cash flows, to our carrying value for the purpose of identifying impairment. During fiscal year 2011 the Company recorded an impairment loss on goodwill of approximately $1.28 million that relate primarily to indeterminate future cash flow related to the acquisition.

6.    RELATED PARTY TRANSACTIONS

During the year ended June 30, 2011, the Company paid related parties $6,064 for amounts accrued at June 30, 2010.

As of June 30, 2011, the current officers are owed a total of $1,200 for management fees and expenses which are recorded in accounts payable on the balance sheet. Officers-directors also have made contributions to capital of $39,000, since inception, in the form of expenses paid for the Company.

7.    CAPITAL STOCK

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

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

On February 8, 2011, the former Chief Executive Officer and the Company’s former Chief Financial Officer agreed to allow the Company to cancel 141,200,000 shares of the Company’s common stock.  No consideration was provided by the Company for the cancellation of shares.

On March 30, 2011, the Company completed a private placement of 5,800,000 Units at a purchase price of $0.25 per Unit to an aggregate of eight non-U.S. persons.  The aggregate purchase price we received from the sale of these Units was $1,450,000 of which $1,450,000 was received by the closing date.  Each unit is comprised of one (1) share of common stock, par value $0.001, and one (1) common stock purchase warrant to purchase one (1) share of our common stock, exercisable commencing six months after the date of issuance and terminating one (1) year from the closing date of the Private Placement.  The exercise price for the Warrant is priced at $0.50 per share.  As a result, we sold in the initial closing of the Private Placement a total of 5,800,000 shares of common stock and warrants to purchase 5,800,000 shares of common stock.  The Units were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to the any of the Investors.  On April 8, 2011 5,800,000 common shares were issued pursuant to this private placement.  As of June 30, 2011, all share purchase warrants in this series remain outstanding.

Share Purchase Warrants

The following share purchase warrants were outstanding at 30 June 2011

	Exercise price	Number of warrants	Remaining contractual life (years)
Warrants	$0.50	5,800,000	.75

		5,800,000

The following is a summary of warrant activities during the year ended 30 June 2011:

	Number of warrants	Weighted average exercise price

Outstanding at 1 July 2010	-	-

Granted	5,800,000	0.50
Exercised	-	-
Cancelled	-	-
Expired	-	-

Outstanding at 30 June 2011	5,800,000	0.50

Weighted average fair value of warrants granted during the year		0.50

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

The weighted average grant date fair value of warrants issued during the year ended 30 June 2011, amounted to $0.34 per warrant.  The fair value of the warrants estimated using Black-Scholes model, was $1,994,385.  The relative fair value recorded in additional paid-in capital related to the warrants is $841,000.  The fair value of each warrant granted was determined using the Black-Scholes warrant pricing model and the following weighted average assumptions:

2011

Risk free interest rate	0.30%
Expected life	1.00 years
Annualized volatility	104.98%
Expected dividends	-

Stock Options

The following incentive stock options were outstanding at 30 June 2011:

	Exercise price	Number of options	Remaining contractual life (years)
Options	$0.59	2,900,000	9.7

		2,900,000

The following is a summary of stock option activities during the year ended 30 June 2011:

	Number of options	Weighted average exercise price
Outstanding and exercisable at 1 July 2010	-	-

Granted	2,900,000	0.59
Exercised	-	-
Cancelled	-	-

Outstanding and exercisable at 30 June 2011	2,900,000	0.59

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

8.      STOCK BASED COMPENSATION

During the year ended 30 June 2011, the Company granted 2,900,000 stock options to employees and directors of the Company, entitling the holders to purchase common shares of the Company for proceeds of $0.59 per common share expiring 21 March 2021, of which 1,200,000 were granted to employees and 1,700,000 were granted to non-employees of the Company.  The fair value of the portion of the options which vested in the period, estimated using Black-Scholes model, was $1,566,378.  This amount has been expensed as stock-based compensation.

The following assumptions were used for the Black-Scholes valuation of stock options granted:

2011

Risk free interest rate	3.34%
Expected life	10 years
Annualized volatility	104%
Expected dividends	-

The aggregate intrinsic value of all warrants and stock options outstanding and exercisable at June 30, 2011 was $0.

9.       GOING CONCERN

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenues, has used cash flows in operations of $836,036 from inception of May 25, 2005 to June 30, 2011 and has a deficit accumulated during the exploration stage of $3,854,622 through June 30, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

Glossary of Certain Mining Terms

andesite	A gray, fine-grained volcanic rock, chiefly plagioclase and feldspar
argentite	A valuable silver ore, Ag2S, with a lead-gray color and metallic luster that is often tarnished a dull black
arsenic	A very poisonous metallic element that has three allotropic forms
arsenopyrite	A silvery-gray mineral consisting of an arsenide and sulfide of iron
basalt	An extrusive volcanic rock composed primarily of plagioclase, pyroxene and some olivine
brecciated tuffs	Rocks in which angular fragments are surrounded by a mass of fine grained minerals
chalcopyrite	A sulphide mineral of copper and iron the most important ore mineral of copper
Cretaceous	Geologic period and system from circa 145.5 ± 4 to 65.5 ± 0.3 million years ago
diorite	An intrusive igneous rock composed chiefly of sodic plagioclase, hornblende, biotite or pyroxene
electrum	An alloy of silver and gold
Eocene	the second epoch of the Tertiary Period
epithermal	Pertaining to mineral veins and ore deposits formed from warm waters at shallow depth
fault	A break in the Earth’s crust caused by tectonic forces which have moved the rock on one side with respect to the other.
galena	Lead sulphide, the most common ore mineral of lead
granodiorite	a phaneritic igneous rock with greater than 20% quartz
hornfels	A fine-grained metamorphic rock composed of quartz, feldspar, mica, and other minerals
humus	organic component of soil, formed by the decomposition of leaves and other plant material by soil microorganisms
igneous	Formed by the solidification
kaolin-chlorite	A fine soft white clay, used for making porcelain and china, as a filler in paper and textiles, and in medicinal absorbents
metamorphism	The process by which the form and structure of rocks is changed by heat and pressure
Miocene	the fourth epoch of the Tertiary period.
montmorillonite	An aluminum-rich clay mineral of the smectite group, containing sodium and magnesium
paragenesis	A set of minerals that were formed together, esp. in a rock, or with a specified mineral
Piedrancha	A faultline in Colombia
polybasite	Polybasite is a sulfosalt mineral of silver, copper, antimony and arsenic
polymetallic	a substance composed of a combination of different metals
pyrargyrite	A dark red mineral consisting of a sulfide of silver and antimony
pyrite	A yellow iron sulphide mineral, normally of little value, sometimes referred to as “fool’s gold”
reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination
sericite	a fine grained mica, either muscovite, illite, or paragonite
shale	Sedimentary rock formed by the consolidation of mud or silt
sphalerite	A zinc sulphide metal; the most common ore mineral of zinc
Tertiary	Stones deposited during the Tertiary period lasting from about 65 million to 1.6 million years ago
zinc	a silvery-white metal that is a constituent of brass and is used for coating (galvanizing)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of October, 2011.

SOUTH AMERICAN GOLD CORP.,
a Nevada corporation

By:           /s/ Raymond DeMotte
      Raymond DeMotte
      President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ raymond DeMotte	October 13, 2011
Raymond Demotte, Chief Executive Officer, President (Principal Executive Officer) and Director

/s/ Camilo Velasquez	October 13, 2011
Camilo Velasquez, Chief Financial Officer, Secretary, Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director

/s/ Beatriz Montoya Duque	October 13, 2011
Beatriz Montoya Duque, Director

/s/ Quinn Bastian	October 13, 2011
Quinn Bastian, Director

SOUTH AMERICAN GOLD CORP.

EXHIBIT INDEX
TO
2011 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

2.1	Articles of Merger	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 21, 2010

2.2	Agreement and Plan of Merger	Exhibit 2.2 to the Company’s Current Report on Form 8-K filed September 21, 2010

3.1	Articles of Incorporation, as amended	Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed March 24, 2006

3.4	By-laws	Exhibit 3.4 to the Company’s Registration Statement on Form SB-2 filed March 24, 2006

10.1	Stock Purchase Agreement by and among Minera Kata S.A. and South American Gold Corp. dated as of February 25, 2011	Exhibit 10.1 to the Form 8-K filed on March 2, 2011

10.2	Amendment No. 1 to Stock Purchase Agreement by and among Minera Kata S.A. and South American Gold Corp. dated as of April 25, 2011	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 29, 2010

10.3	Consulting Agreement, dated as of June 24, 2011, by and between the Corporation and Camilo Velasquez	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2011

10.4	Consulting Agreement, dated as of June 24, 2011, by and between the Corporation and Brookville Enterprises Inc.	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2011

10.5	South American Gold Corp. 2010 Incentive Compensation Plan		X

14.1	Code of Ethics and Code of Conduct.	Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed October 5, 2010

21.1	Subsidiaries of South American Gold Corp.		X

31.1	Certificate of Raymond DeMotte, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certificate of Camilo Velasquez, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certificate of Raymond DeMotte, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certificate of Camilo Velasquez, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X