Form 10-Q
period 2011-09-30
SOUTH AMERICAN GOLD CORP.
filed 2011-11-21
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

___________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐   Yes   ☒   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                            Accelerated filer                   ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2011
Common Stock, $0.001 par value	79,211,890

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Balance Sheet as of September 30, 2011.

F-2	Unaudited Statements of Operations for the three months ended September 30, 2011 and 2010 and from inception on May 25, 2005 to September 30, 2011.

F-3	Unaudited Statements of Cash Flows for the three months ended September 30, 2011 and 2010 and from inception on May 25, 2005 to September 30, 2011.

F-4	Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30,	June 30,
	2011	2011

Assets
Current Assets
Cash and cash equivalents	$484	$120,537
Prepaid Expenses	5	$-
Total current assets	490	120,537

Equipment net of depreciation	1,501	1,657

Deposit	497,959	532,140

Total Assets	499,950	654,334

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	471,407	252,262
Due to related parties	-	-
Total Liabilities	471,407	252,262

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 450,000,000 shares
authorized, 79,211,890 & 79,211,890 issued & outstanding
as of September 30, 2011 & June 30, 2011 respectively	79,212	79,212
Additional paid-in capital	3,158,181	3,158,181
Accumulated other comprehensive income	(11,119)	27,332
Deficit accumulated during the exploration stage	(4,084,425)	(3,854,622)

Total Stockholders' Equity (Deficit) attributable to South American
Gold Corp. and Subsidiaries	(858,151)	(589,897)

Non-controlling interest	886,694	991,968

Total stockholders' equity (deficit)	28,543	402,071

Total liabilities and stockholders' equity (deficit)	$499,950	$654,333

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
Statements of Operations and Comprenensive Income
(Unaudited)

	For the three months ended September 30	For the three months ended September 30	For the Period May 25, 2005 (Inception) to
	2011	2010	September 30, 2011

Revenues	$-	$-	$-

Operating Expenses
Exploration Expense	121,274	-	621,972
Stock Based Compensation	-	-	1,566,348
Impairment loss on Goodwill	-	-	1,280,913
Management Expense	57,563	7,000	253,888
Legal Expense	33,172	-	172,881
Accounting and Audit Expense	32,616	7,500	166,978
Professional Fees - Consulting	44,022	7,500	170,000
Other General & Administrative Expense	50,996	17,051	213,418
Total Operating Expense	339,643	39,051	4,446,397

Income (loss) from operations	(339,643)	(39,051)	(4,446,397)

Other Income
Interest income	4,566	-	11,167
Total Other Income	4,566	-	11,167

Net Loss	(335,077)	(39,051)	(4,435,230)

Other comprehensive income (loss)
Foreign currency translation adjustment	(9,613)	-	(2,780)
Foreign currency translation adjustment attributable to non-controlling interest attributable to non-controlling interest	(28,838)	-	(8,339)
Total other comprehensive income (loss)	(38,451)	-	(11,119)

Comprehensive income (loss)	(373,528)	(39,051)	(4,446,349)

Net Loss	(335,077)	(39,051)	(4,435,230)

Net income (loss) attributable to non-controlling interest	(105,274)	-	(350,806)

Net income (loss) attributable to South American Gold Corp.	$(229,803)	$(39,051)	$(4,084,425)

Net loss per common share outstanding,
basic and diluted	**	**	**

Weighted average shares outstanding of common
stock, basic and diluted	79,211,890	214,226,504

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
Consolidated Statement of Cash Flows

			For the period
			May 25, 2005
	For the three months ended		(inception) to
	September 30, 2011	September 30, 2010	September 30, 2011

Cash Flows Used in Operating Activities:
Net Loss	(335,077)	(39,051)	(4,435,231)
Adjustments to reconcile net loss to net cash used in operations
Expenses paid by shareholders	-	-	39,000
Stock Based Compensation	-	-	1,566,348
Impairment loss on Goodwill	-	-	1,280,913
Accrued Interest - Deposit	3,872		7,294
Depreciation	156	-	156
Changes in operating assets and liabilities
Accounts Payable	219,145	31,818	597,002

Net Cash (Used In) Operating Activities	(111,904)	(7,233)	(944,519)

Net Cash Used In Investing Activities
Equipment	-	-	(1,657)
Business Acquisition	-	-	(550,000)

Net Cash (Used In) Investing Activities	-	-	(551,657)

Cash Flows From Financing Activities:
Advances from loan from related party	-	7,215	-
Proceeds from issuance of common stock	-	-	1,506,450

Net Cash Provided by Financing Activities	-	7,215	1,506,450

Effect of Foreign Currency on Cash	(8,149)		(9,790)

Net Increase (Decrease) in Cash	(120,053)	(18)	484

Cash at Beginning of Period	120,537	54	-

Cash at End of Period	484	36	484

Supplemental disclosure of cash flow information:

Expenses paid by shareholders			39,000
Shares issued for debt	-	-	125,595

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of June 30, 2011 was derived from audited financial statements.  The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending June 30, 2012.

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
September 30, 2011
(Unaudited)

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
September 30, 2011
(Unaudited)

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

On September 30, 2011, the Company had a net operating loss carry forward of $4,084,425 for income tax purposes.  The tax benefit of approximately $1.4 million from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire 2025 through 2031.

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
September 30, 2011
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
September 30, 2011
(Unaudited)

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
September 30, 2011
(Unaudited)

The purchase price of $550,000 for 25% of the shares of Kata Enterprises, Inc. was allocated to the fair values of the assets and liabilities of Kata Enterprises, Inc., and noncontrolling interest, as follows:

Assets purchased:
Cash and cash equivalents	$6,901
Mineral property interests	499,846
Total assets acquired	506,747

Liabilities assumed:
Accounts payable and accrued liabilities	160
Total liabilities assumed	160

Non-controlling interest:	1,237,500

Goodwill	$1,280,913

As of September 30, 2011 mineral property interests of $497,959 consist of a deposit held in escrow pending the execution of the concessions contract with Ingeominas.  The funds in the escrow account, which are denominated in Colombian pesos, have accrued interest of $7,294 as of September 30, 2011.

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Mineral Property Interests
Balance as of 2/25/2011 (Acquisition)	$499,843
Accrued Interest as of 9/30/2011	7,294
Foreign Currency Adjustment as of 9/30/2011	(9,178)
Balance as of September 30, 2011	$497,959

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

6.    RELATED PARTY TRANSACTIONS

As of September 30, 2011, the current officers are owed a total of $9,025 for management fees and expenses which are recorded in accounts payable on the balance sheet. Officers-directors also have made contributions to capital of $39,000, since inception, in the form of expenses paid for the Company.

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
September 30, 2011
(Unaudited)

On February 8, 2011, the former Chief Executive Officer and the Company’s former Chief Financial Officer agreed to allow the Company to cancel 141,200,000 shares of the Company’s common stock.  No consideration was provided by the Company for the cancellation of shares.

On March 30, 2011, the Company completed a private placement of 5,800,000 Units at a purchase price of $0.25 per Unit to an aggregate of eight non-U.S. persons.  The aggregate purchase price we received from the sale of these Units was $1,450,000 of which $1,450,000 was received by the closing date.  Each unit is comprised of one (1) share of common stock, par value $0.001, and one (1) common stock purchase warrant to purchase one (1) share of our common stock, exercisable commencing six months after the date of issuance and terminating one (1) year from the closing date of the Private Placement.  The exercise price for the Warrant is priced at $0.50 per share.  As a result, we sold in the initial closing of the Private Placement a total of 5,800,000 shares of common stock and warrants to purchase 5,800,000 shares of common stock.  The Units were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to the any of the Investors.  On April 8, 2011 5,800,000 common shares were issued pursuant to this private placement.  As of September 30, 2011, all share purchase warrants in this series remain outstanding.

Share Purchase Warrants

The following share purchase warrants were outstanding at 30 September 2011

	Exercise price	Number of warrants	Remaining contractual life (years)
Warrants	$0.50	5,800,000	.50

		5,800,000

The following is a summary of warrant activities during the three months ended 30 September 2011:

	Number of warrants	Weighted average exercise price

Outstanding at 1 July 2011	5,800,000	0.50

Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	-	-

Outstanding at 30 September 2011	5,800,000	0.50

Weighted average fair value of warrants granted during the year		0.50

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Stock Options

The following incentive stock options were outstanding at 30 September 2011:

	Exercise price	Number of options	Remaining contractual life (years)
Options	$0.59	2,900,000	9.5

		2,900,000

The following is a summary of stock option activities during the three months ended 30 September 2011:

	Number of options	Weighted average exercise price
Outstanding and exercisable at 1 July 2011	2,900,000	0.59

Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding and exercisable at 30 September 2011	2,900,000	0.59

The aggregate intrinsic value of all warrants and stock options outstanding and exercisable at September 30, 2011 was $0.

8.       GOING CONCERN

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the exploration stage with no revenues, has used cash flows in operations of $944,519 from inception of May 25, 2005 to September 30, 2011 and has a deficit accumulated during the exploration stage of $4,084,424 through September 30, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

●
risk that we are unable to acquire more than twenty-five percent (25%) of the outstanding capital stock of Kata Enterprises Inc., a company incorporated under the laws of Panama (“Kata”), by failing to complete the acquisition of a portion or all of the remaining seventy-five percent (75%) of the outstanding capital stock of Kata resulting in us holding only a minority interest in Kata;

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

●
risk that changes to Colombian mining laws, which include a comprehensive overhaul of rules applicable to companies engaged in mining activities, will adversely impact our current and contemplated operations in Colombia;

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

In light of some of the potential opportunities presented to our management to acquire interests in certain prospective mineral claims and mining rights on properties located in Colombia, South America, our management decided to reassess its proposed plan for exploration for the Kon Tum Gold Claim and the overall desirability of maintaining an ownership interest in mineral claims and mining rights located in Vietnam.  We reviewed current economic conditions within Vietnam and globally and concluded that it is more likely that favorable economic trends can be sustained over an extended period of time within Colombia, as compared to Vietnam.  Our management also believes that the emergence of a strong mineral exploration industry within Colombia will make it easier for us to attract, retain and motivate qualified personnel and access the equipment necessary for exploration.  For the foregoing reasons, our management determined that it would be in our best interest to focus our efforts exclusively on the acquisition and development of mining properties in Colombia, a geographical area in which our management believes offers a more promising opportunity for our company.

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

Recent Diligence, Exploration and Exploration Plan

In connection with our consideration of entering into the Agreement described above, which resulted in our acquisition of the 25% Stake in Kata and an option to acquire the remaining 75% of the outstanding capital stock of Kata, we conducted a legal, financial and business review of the financial condition, assets, liabilities and business of Kata and its subsidiary entities, which included diligence of the property underlying the Mining Concessions that is the subject of the IKE-10421 concession application.  We refer to the property underlying the IKE-10421X concession application as the “Santacruz Gold Project”

After the first visit to the district where the concession application is located, it was determined to create the initial database as a baseline to evaluate the area of interest. Beginning in December 2010, we as part of our due diligence process began data compilation and review and site visits began in 2011. Initial site visits included beginning work on geologic mapping and surveying, and sampling of nearby properties in the area to gain additional knowledge of the geological characteristics of the area.  To the extent we have sufficient financing, this reconnaissance work will be ongoing as much of the property position has had only limited historical exploration. In February 2011, samples were taken from nearby properties.

Reconnaissance work within the concession application area was started in early April 2011. The work program included mapping and sampling the concession and nearby properties, including the El Desquite mine and other mines that are encountered during the Phase I exploration program, with emphasis on locating the identified geochemical anomalies indicated by the study conducted by the Japan International Cooperation Agency (“JICA”) from 1981 to 1983. This is required because of the humus accumulation over the 25 years since JICA study. The areas within the IKE-10421X concession application and in proximity of El Desquite and Las Delicias mines are the principal exploration targets of the current program. The work is aimed at locating favorable areas for exploration drilling. This work will include taking stream sediment and soil samples, geochemical analyses, and interpretation of results. This work commenced in April 2011. To date, we have taken assays from the nearby Diamante mine and assay results are under review and will be used to guide future efforts to determine projections of geological structures onto the concession application area.  Field work has also provided basis for updated maps and geological maps.  We incurred expenditures on exploration in the year ended June 30, 2011 of $470,432 and $121,274 for the three months ended September 30, 2011.

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

We conducted surveying at the El Chitan area mine within the proposed concession. The Chitan I mine is inactive while the adjacent Chitan 2 mine and the nearby Narvaez area have artisanal mining occurring, with workings all being found along one vein at El Chitan mines and probably a different vein at Narvaez. The veins are located along faults and the adjacent wall rock shows phyllic alteration with a high sericite, pyrite and quartz content, and the accessible veins are narrow under 0.3 m. From May through July 2011, Preliminary channel sampling was conducted at El Chitan 1 and 2 mines and the Narvaez mine and surface outcrops in accessible areas with (fire) assays performed by SGS Peru. This work was conducted according to quality control procedures supervised by our Vice President of Exploration.  The results of this limited sampling is set forth below.

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

(Note sampling methodology used included over 5000 parts PPB (Parts Per Billion) as the upper range)

Exploration work continues to advance knowledge of the area, conduct surveying and geologic mapping activities, determine prime areas for soil sediment sampling and re-sampling prospect pits that have been located. Our primary objective during Phase I exploration, which is anticipated in current plans to be complete by the end of 2012, is to identify drill targets, prepare logistical arrangements for a drilling plan, continue work for securing approval of the mining concession application which has been submitted and prepare for data to support our subsequent applications for regulatory approval of exploration activities, and review data of prior exploration in the area along with field work to verify historical data, particularly information on JICA maps indicating clusters of veins on the western portion within the concession.   Our initial plan was to establish semi-permanent base camps in the concession before January 2012, but these plans have been extended and our current estimate of when a base camp will be established in before April 2012.  Our Phase II exploration phase, subject to results and timing of the completion Phase I exploration and regulatory approvals, includes a 6,000 meter planned drill program. We estimate drilling costs, including assays and review work, to be $200 a meter, thus the program before secondary charges would require $1.2 million in working capital to fund.  We currently forecast ongoing exploration activities at $150,000 to $300,000 per quarter for the upcoming 18 months exclusive of our projected drilling program.  We are forecasting subject to capital availability and timing of regulatory approvals required to explore in the area, a budget of approximately $2.1 to $3.0 million dollars for the Santacruz Gold project over the next 18 months.  We are planning to duplicate exploration efforts of the prior Japanese studies by auger drilling and currently reviewing the permissibility of such work under Colombian prospecting rules. We will also be required to conduct certain environmental and community studies during this period leading to permission for exploration drilling, with minimum cost estimates of such studies at $150,000.

The Colombian government is in the process of considering changes to its administration of the mining sector , which we understand may include the establishment of new government agencies and regulations prior to February 2012.  We are monitoring these changes and whether the implementation of any such changes will adversely impact us by resulting in delays in implementing our plans or increased compliance costs.

Our current cash on hand is insufficient to complete any of the planned exploration activities and the full implementation of our planned exploration program is dependent on our ability to secure sufficient financing and to confirm that Kata has closed the Kata Transaction and completed the acquisition of an interest in 85% of the mining concession contract covering the area that is the subject of the IKE-10421X concession application.  We can provide no assurance that we will secure sufficient financing or that a concession contract will be approved based on the IKE-10421X concession application providing for our indirect interest in an underlying mining concession contract. The IKE-10421X concession application is under review by the relevant government body, Ingeominas.  During the reporting period, we received information that the initial technical and financial review steps had been completed, though the next step of the concession application contract being signed has not yet occurred, after which additional review is required prior to the registration of the concession application.

Other Exploration Activities

We have conducted reconnaissance exploration on various locations in the Nariño Mining district primarily to develop better understanding of the geology of the district and to consider in the future further acquisitions in the area, which would be contingent on securing sufficient financing and regulatory approvals, neither of which can be assured.  We have considered and evaluated projects in Colombia outside of the Narino district and in Bolivia and plan to continue to do the same subject to same financing and regulatory conditions. We anticipate that general exploration activities required to identify and evaluate new prospects would require additional consulting, travel and sampling expense of $50,000 in the current fiscal year.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Revenues

We have not generated any revenues from operations since our inception.  We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses

We incurred operating expenses in the amount of $339,643 for the three months ended September 30, 2011, as compared to operating expenses of $39,051 for the three months ended September 30, 2010.  The increase in our operating expenses for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, relates to increased expenditures associated with an increase in operations and exploration costs incurred in performing initial diligence of the property underlying the

 Mining Concessions that is the subject of the IKE-10421X concession application for which Kata, through its subsidiary, has entered into an agreement to acquire an eighty-five percent (85%) interest.  Expenses for management fees, legal and accounting services, professional fees and other general and administrative expense also increased with the escalation of our operations and exploration activities.

We incurred exploration costs of $121,274 during the three months ended September 30, 2011, as compared to $0 for the three months ended September 30, 2010.  We reported management fees of $57,563 for the three months ended September 30, 2011, compared to $7,000 for the three months ended September 30, 2010.  We incurred consulting fees of $44,022 for the three months ended September 30, 2011, compared to $7,500 for the three months ended September 30, 2010.  The increase in management and consulting fees during the three months ended September 30, 2011, as compared to the prior year, is attributable to compensation payable to newly appointed officers and directors and the securing of a consultant to assist with administrative matters.

We incurred accounting and auditing expenses of $32,616 for the three months ended September 30, 2011, compared to $7,500 for the three months ended September 30, 2010.  We incurred legal expenses of $33,172 for the three months ended September 30, 2011, compared to $0 for the three months ended September 30, 2010.  The increase in accounting and auditing and legal fees during the three months ended September 30, 2011, as compared to the prior year, is attributable to expenditures associated with increased operations associated with the implementation of our business plan.

We incurred other general and administrative expenses of $50,996 for the three months ended September 30, 2011, compared to $17,051 for the three months ended September 30, 2010.  The increase in other general and administrative expenses during the three months ended September 30, 2011, as compared to the prior year, is attributable to an increase in our operations.

Other Items

We reported other comprehensive loss of $38,451 for the three months ended September 30, 2011, as compared to $0 in the three months ended September 30, 2010.  Other comprehensive loss during the three months ended September 30, 2011 was attributable to an adjustment in the amount of $9,613 related to foreign currency translation and an adjustment in the amount of $28,838 related to foreign currency translation attributable to non-controlling interest.  The business operations of our subsidiaries are transacted in Colombian Pesos.  The assets and liabilities are translated into U.S. Dollars for financial reporting purposes which results in a translation adjustment due to changes in the currency exchange rates.  Other loss for the three months ended September 30, 2011 was partially offset by other income of $4,566 attributable to interest income.

Net Loss

As a result of the above, for the three months ended September 30, 2011, we reported a net loss of $335,077, which included a net loss of $105,274 attributable to our non-controlling interest in Kata, as compared to a net loss of $39,051 for the three months ended September 30, 2010.  The increase in our net loss was primarily attributable to increased operating expenses incurred during the reporting period, which are described above.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was ($0.00) and ($0.00) for the three months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

At September 30, 2011, we had cash of $484 (June 30, 2011 - $120,537) and a working capital deficit of $470,917 (June 30, 2011 - $131,725).

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

Net cash used in operating activities for the three months ended September 30, 2011 was $111,904, as compared to net cash used in operating activities of $7,233 for the three months ended September 30, 2010.  Our net loss of $335,077 for the three months ended September 30, 2011 was the primary reason for our negative operating cash flow, which was offset by an increase in accounts payable of $219,145 and accrued interest of $3,872.

There was no cash used in investing activities for the three months ended September 30, 2011 or 2010.

Net cash provided by financing activities for the three months ended September 30, 2011 was $0, as compared to net cash provided by financing activities of $7,215 for the three months ended September 30, 2010.  Net cash provided by financing activities for the three months ended September 30, 2010 related to offering loan advance from a related party.

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

Going Concern

We have incurred net losses for the period from inception on May 25, 2005 to September 30, 2011 of $4,084,425 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended June 30, 2011. We consider certain accounting policies to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Raymond DeMotte, and our Chief Financial Officer, Mr. Camilo Velasquez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures are not effective.  Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010, our failure to complete the process of remediating these weaknesses by the end of the period covered by this Quarterly Report and  our failure to make timely disclosure of certain changes in our results of operations for the quarter ended March 31, 2011 necessitating that we file an amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 to restate the financial statements included therein .

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, no changes other than those made in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

We are in the process of developing sufficient written policies and procedures relating to our redesigned accounting processes and related controls.  We began implementing these measures in the third and fourth quarters of fiscal 2011 and are continuing these remedial actions. We expect these remedial actions to be effectively implemented by the end of the second quarter of fiscal 2012.

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

Not Applicable.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults upon Senior Securities.

None.

Item 4.        (Removed and Reserved).

Item 5.        Other Information.

On October 17, 2011, our Board of Directors concluded that our previously issued interim financial statements for the three and nine month periods ended March 31, 2011, as reported in our Quarterly Report on Form 10-Q, can no longer be relied upon.  As a result of this determination, we intend to amend our Quarterly Report on Form 10-Q for the three and nine month periods ended March 31, 2011.

On February 25, 2011, we entered into a Stock Purchase Agreement, as amended on April 25, 2011, with Minera Kata S.A., a corporation organized under the laws of the Republic of Panama (“Seller”), to acquire from Seller twenty-five percent (25%) of the outstanding capital stock of Kata Enterprises Inc., a corporation organized under the laws of the Republic of Panama (“Kata”), with an option to acquire from Seller the remaining seventy-five percent (75%) of the outstanding capital stock of Kata.  We paid Seller partial consideration of $500,000 in cash at closing and in order to acquire the 25% Stake, we are obligated to pay Seller an additional $500,000 in cash and issue to Seller 1,000,000 shares of our common stock within five business days following closing of the Kata Transaction and receipt of notification that the Mining Concessions have been registered in the National Mining Registry of Colombia in favor of Kata Enterprises Inc.   Additionally, five business days prior to the closing date of the February 25, 2011 Stock Purchase Agreement, the acquired company delivered to us the resignation letters of all members of the board of directors and we appointed the new members to the board of directors effective as of the closing date of the Stock Purchase Agreement transaction.

As a result of the control rights we obtained resulting from the transaction described above, we are required under accounting principles generally accepted in the United States of America ("GAAP") to consolidate the financial statements of Kata Enterprises, Inc.  Our board of directors, including the members of our audit committee, in consultation with management, concluded that our previously issued interim financial statements for the three and nine month periods ended March 31, 2011, as reported in our Quarterly Report on Form 10-Q, should be restated. The Board of Directors and management have discussed this conclusion with Madsen & Associates CPA's, Inc, their independent registered public accounting firm.

The estimated effect on our consolidated net income for the three and nine month periods ended March 31, 2011is a loss of approximately $1.3 million due to an impairment loss on goodwill.  We note that the impact on the interim financial statements for the three and nine month periods ended March 31, 2011 reflects management’s preliminary estimate as of the date of this filing and analyses of whether any other potential adjustments may be necessary are ongoing.

Item 6.     Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

South American Gold Corp.

Date:	November 21, 2011

By: /s/ Raymond DeMotte Raymond DeMotte Title: Chief Executive Officer
Date:	November 21, 2011
By: /s/ Camilo Velasquez Camilo Velasquez Title: Chief Financial Officer

SOUTH AMERICAN GOLD CORP.
(the “Registrant”)
(Commission File No. 000-52156)
Exhibit Index
to Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2011

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X