Form 10-Q
period 2011-12-31
SOUTH AMERICAN GOLD CORP.
filed 2012-02-17
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 13, 2012
Common Stock, $0.001 par value	79,211,890

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Balance Sheet as of December 31, 2011.

F-2	Unaudited Statements of Operations for the three and six months ended December 31, 2011 and 2010 and from inception on May 25, 2005 to December 31, 2011.

F-3	Unaudited Statements of Cash Flows for the six months ended December 31, 2011 and 2010 and from inception on May 25, 2005 to December 31, 2011.

F-4	Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the interim period ended December 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	December 31,	June 30,
	2011	2011

Assets
Current Assets
Cash and cash equivalents	$109,662	$120,537
Prepaid Expenses	3,000	$-
Total current assets	112,662	120,537

Equipment net of depreciation	1,442	1,657

Deposit	-	532,140

Total Assets	114,104	654,334

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	247,430	252,262
Due to related parties	-	-
Total Liabilities	247,430	252,262

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 450,000,000 shares
authorized, 79,211,890 & 79,211,890 issued & outstanding
as of December 31, 2011 & June 30, 2011 respectively	79,212	79,212
Additional paid-in capital	3,158,181	3,158,181
Accumulated other comprehensive income	(38,313)	27,332
Deficit accumulated during the exploration stage	(3,332,405)	(3,854,622)

Total Stockholders' Equity (Deficit)	(133,325)	(589,897)

Non-controlling interest	(0)	991,969

Total stockholders' equity (deficit)	(133,325)	402,072

Total liabilities and stockholders' equity (deficit)	$114,105	$654,334

	0.23

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		For the Period May 25, 2005 (Inception) to
	2011	2010	2011	2010	December 31, 2011

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Exploration Expense	9,855	2,960	131,129	2,960	631,827
Stock Based Compensation	-	-	-	-	1,566,348
Impairment loss on Goodwill	4,797	-	4,797	-	1,285,710
Management Expense	16,791	15,000	24,717	22,000	218,042
Legal Expense	7,076	28,935	37,248	45,530	179,957
Accounting and Audit Expense	15,831	13,785	30,901	21,285	165,263
Professional Fees - Consulting	-	13,000	44,022	20,500	170,000
Other General & Administrative Expense	6,170	14,650	22,074	15,105	184,496
Total Operating Expense	60,520	88,330	294,889	127,380	4,401,643

Income (loss) from operations	(60,520)	(88,330)	(294,889)	(127,380)	(4,401,643)

Other Income (Expense)
Gain on bargain purchase	814,283	-	814,283	-	814,283
Interest Expense	(3,290)	-	(3,290)	-	(3,290)
Interest income	1,547	-	6,113	-	12,714
Total Other Income	812,540	-	817,106	-	823,707

Net Income (Loss)	752,020	(88,330)	522,217	(127,380)	(3,577,937)

Other comprehensive income (loss)
Foreign currency translation adjustment	(27,194)	-	(65,645)	-	(38,312)
Total other comprehensive income (loss)	(27,194)	-	(65,645)	-	(38,312)

Comprehensive income (loss)	724,826	(88,330)	456,572	(127,380)	(3,616,248)

Net loss per common share outstanding,
basic and diluted	**	**	**	**	**

Weighted average shares outstanding of common
stock, basic and diluted	79,211,890	214,611,890	79,211,890	214,611,890

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
Consolidated Statement of Cash Flows

			For the period
			May 25, 2005
	For the Six Months Ended December 31,		(inception) to
	2011	2010	December 31, 2011

Cash Flows Used in Operating Activities:
Net Income (Loss)	522,217	(127,380)	(3,577,937)
Adjustments to reconcile net loss to net cash used in operations
Expenses paid by shareholders	-	-	39,000
Stock Based Compensation	-	-	1,566,348
Impairment loss on goodwill	4,797	-	1,285,710
Deposit returned	360,442	-	360,442
Gain on bargain purchase	(814,283)	-	(814,283)
Depreciation	215	-	215
Changes in operating assets and liabilities	-	-	-
Prepaid Expenses	(3,000)	-	(3,000)
Due to related parties	-	(3,381)	-
Accounts Payable	(4,832)	134,686	373,025

Net Cash Provided by (Used In) Operating Activities	65,556	3,925	(770,479)

Net Cash Used In Investing Activities
Equipment	-	-	(1,657)
Business Acquisitions	(10,785)	-	(560,785)

Net Cash Provided by (Used In) Investing Activities	(10,785)	-	(562,442)

Cash Flows From Financing Activities:
Advances from loan from related party	-	-	-
Proceeds from issuance of common stock	-	-	1,506,450

Net Cash Provided by (Used In) Financing Activities	-	-	1,506,450

Effect of Foreign Currency on Cash	(65,645)		(63,865)

Net Increase (Decrease) in Cash	(10,874)	3,925	109,663

Cash at Beginning of Period	120,537	54	-

Cash at End of Period	109,663	3,979	109,663

Supplemental disclosure of cash flow information:	0	-	-

Expenses paid by shareholders	-	-	39,000
Shares issued for debt	-	-	125,595

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
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

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of June 30, 2011 was derived from audited financial statements. The results of operations for the three and six month periods ending December 31, 2011 are not necessarily indicative of the results to be expected for the year ending June 30, 2012.

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
December 31, 2011
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
December 31, 2011
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

On December 31, 2011, the Company had a net operating loss carry forward of $3,332,405 for income tax purposes. The tax benefit of approximately $1.1 million from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The losses begin to expire in 2025.

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
December 31, 2011
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
December 31, 2011
(Unaudited)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           MINERAL PROPERTIES

In February 2008, the Company purchased the Kon Tum Gold Claim located in Vietnam for $5,000. The Company had not established the existence of a commercially minable ore deposit on the Kon Tum Gold Claim. The claim has no expiry date and only if the Company decides to abandon them will it no longer have an interest in the minerals thereon. The acquisition costs have been impaired and expensed because there has been no exploration activity nor have there been any reserves established and we cannot currently project any future cash flows or salvage value for the coming years and the acquisition costs might not be recoverable. The company has elected to not pursue further activities on these claims nor maintain ownership.

GB Project

On December 14, 2011 the company signed an agreement to purchase one unpatented mining claim and lease nine unpatented mining claims in Yavapai County, Arizona covering approximately two hundred acres. The purchased unpatented claims were for one thousand dollars and the vendor retained a two percent net smelter return from any future production. The leased claims are for a period of fifteen (15) years; any production subject to a two percent net smelter return to the vendor, and annual lease payments of $750.

Lucky Boy Silver Project

In December 2011 the company staked five unpatented mining claims in Hawthorne, Nevada covering approximately one hundred acres.

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

\

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

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

The purchase price of $550,000 for 25% of the shares of Kata Enterprises, Inc. was allocated to the fair values of the assets and liabilities of Kata Enterprises, Inc., and non-controlling interest, as follows:

Assets purchased:
Cash and cash equivalents	$6,901
Mineral property interests	499,846
Total assets acquired	506,747

Liabilities assumed:
Accounts payable and accrued liabilities	160
Total liabilities assumed	160

Non-controlling interest:	1,237,500

Goodwill	$1,280,913

On November 19, 2011, Kata Enterprises S.A.S. acquired the remaining 15% ownership of Minera Narino S.A.S., for $785. Kata Enterprises S.A.S. assumed liabilities of $4,012 in the acquisition, resulting in Goodwill of $4,797. Due to lack of foreseeable revenues, the Company recorded a related impairment loss on this Goodwill of $4,797 in its statement of operations, as of December 31, 2011.

Also on November 19, 2011, the Company acquired the remaining 75% ownership of Kata Enterprises Inc. through payment of $10,000. The purchase price of $10,000 was allocated as follows:

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

Noncontrolling interest - $603.082; Net assets of Kata Enterprises Inc.  (75%) - $221,201; Gain on bargain purchase - $814,283.

The fair values assigned to the noncontrolling interest and net assets of Kata Enterprises Inc. are provisional amounts due to the difficulty in obtaining all necessary records related to the noncontrolling interests acquired, through the date of acquisition.

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

In its acquisition of the remaining 15% of Minera Narino S.A.S., the Company recorded Goodwill in the amount of $4,797. This amount was impaired as of December 31, 2011, due to lack of foreseeable revenues.

6.           RELATED PARTY TRANSACTIONS

As of December 31, 2011, the current officers are owed a total of $25,385 for management fees and expenses which are recorded in accounts payable on the balance sheet. Officers-directors also have made contributions to capital of $39,000, since inception, in the form of expenses paid for the Company.

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
December 31, 2011
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

Share Purchase Warrants

The following share purchase warrants were outstanding at December 31, 2011:

	Exercise Price	Number of warrants	Remaining contractual life (years)
Warrants	$0.50	5,800,000	.25

		5,800,000

The following is a summary of warrant activities during the the six months ended December 31, 2011:

	Number of warrants	Weighted average exercise price

Outstanding at 1 July 2011	5,800,000	0.50

Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	-	-

Outstanding at 31 December 2011	5,800,000	0.50

Weighted average fair value of warrants granted during the year		0.50

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

Stock Options

The following incentive stock options were outstanding at December 31, 2011:

	Exercise Price	Number of options	Remaining contractual life (years)
Options	$0.59	2,900,000	9.3

		2,900,000

The following is a summary of stock option activities during the six months ending December 31, 2011:

	Number of options	Weighted average exercise price
Outstanding and exercisable at 1 July 2011	2,900,000	0.59

Granted	-	-
Exercised	-	-
Cancelled	(200,000)	0.59

Outstanding and exercisable at 31 December 2011	2,700,000	0.59

The aggregate intrinsic value of all warrants and stock options outstanding and exercisable at December 31, 2011 was $0.

8.           GOING CONCERN

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. The Company does not have sufficient working capital to service its debt or for its planned activity, which raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our exploration and development projects and any contemplated acquisitions;

●	risk that we are unable to meet our required mineral lease payments and work commitments which results in us losing our mineral property interests

●
risk that we are unable to comply with government regulatory requirements on mineral property interests due to limited funding and/or personnel availability, or changing government regulatory requirements;

●	risk that changes in the applicable government regulation will adverse impact potential mining and development of mining operations;

●
risk that changes to Colombian mining laws, which include a comprehensive overhaul of rules applicable to companies engaged in mining activities, will adversely impact our contemplated operations in Colombia;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in Colombia or North America;

●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration or development activities or the completion of feasibility studies;

●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;

●	political and regulatory risks associated with mining development and exploration; and

●	other risks and uncertainties related to our prospects, properties and business strategy.

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

We previously acquired mineral claims situated in British Columbia, Canada, but allowed these mineral claims to lapse during the year ended June 30, 2008. As a result, we no longer have any rights to these mineral claims in British Columbia, Canada. In January 2008, we entered into an assignment agreement where we were assigned a 100% interest in a 7-unit claim block containing 92.8 hectares located in Vietnam, referred to herein as the “Kon Tum Gold Claim.” The Kon Tum Gold Claim was staked and recorded with the Mineral Resources Department of Energy and Mineral Resources of the government of the Republic of Vietnam. We did not conduct any exploration work on the Kon Tum Gold Claim due to economic trends and conditions that led management to believe that other geographic regions, including Colombia, would offer us a more promising opportunity to attract, retain and motivate qualified personnel and access the equipment necessary for exploration and potential development of mining properties.

We had been monitoring certain changes that the Colombian government is contemplating to its administration of the mining sector, which may include the establishment of new government agencies and regulations which may not be established or known until July 2012 and potentially adversely impact us by resulting in further delays in implementing plans and increased compliance costs.  For reasons which included the foregoing, we elected to expand our focus to North America and we are actively considering projects in North America in addition to Colombia.  We also abandoned our plan to acquire an interest in certain mining and mineral rights underlying a prospective concession contact located in the Nariño province of Colombia.  These efforts resulted in us entering  into a Mining Lease and Agreement to lease nine unpatented mining claims situated in Yavapai County, Arizona and purchasing one unpatented mining claim situated in Yavapai County and staking five unpatented mining claims in the western Nevada during the quarter ending December 31, 2011.

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

Agreement with Minera Kata S.A. for Acquisition of Equity Interest in Kata Enterprises Inc.

On November 28, 2011, we entered into with Minera Kata S.A., a corporation organized under the laws of the Republic of Panama (“Seller”), an Amendment No. 2 (the “ Second Amendment”) to the Stock Purchase Agreement dated February 25, 2011, as amended and supplemented by Amendment No. 1 dated April 25, 2011 (the “First Amendment” and collectively, the “Agreement”).  Pursuant to the terms of the Agreement, we acquired from Seller twenty-five percent (25%) of the outstanding capital stock (the “25% Stake”) of Kata Enterprises, Inc., a corporation organized under the laws of the Republic of Panama (“Kata”), and was granted certain options under which we could increase its ownership interest to acquire the remaining seventy-five percent (75%) of the outstanding capital stock of Kata.  Kata Enterprises S.A.S., a corporation organized under the laws of the Republic of Colombia, is a wholly owned subsidiary of Kata and owns eighty-five percent (85%) of  the outstanding capital stock of Minera Nariño S.A.S., a corporation organized under the laws of the Republic of Colombia (“Minera Nariño”).

In November 2010, Minera Nariño entered into an agreement to acquire certain mining concessions located in the Nariño province of Colombia (the “Mining Concessions”), but had not successfully closed that transaction as of this time (the “Kata Transaction”).  Our understanding is that closing of the Kata Transaction was conditioned upon the transferor of the Mining Concessions receiving acceptance of the IKE-10421X concession application, executing a concession contract with Ingeominas (the entity authorized by the Colombian Ministry of Mines and Energy to grant mining concession contracts), registration of that contract at the National Mining Registry and securing the requisite approvals and governmental consents for the transfer of the Mining Concessions to Minera Nariño.

The Agreement initially provided that Seller would be obligated to deliver to us one-hundred percent (100%) of the outstanding capital stock of Kata (the “100% Stake”) without any additional consideration being paid should Minera Nariño fails to close the Kata Transaction and thus fails by February 25, 2012 to have the Mining Concessions registered in the National Mining Registry of Colombia in favor of Minera Nariño.  The Second Amendment modified the Agreement to extend the obligation of Seller to deliver the 100% Stake to include any termination of the agreement underlying the Kata Transaction and required us to pay Seller consideration of $10,000 should any of the conditions required for Seller to deliver to us the 100% Stake occur.  Except for the foregoing changes, there were no other changes made by the Second Amendment to the Agreement.

Termination Agreement

We had been monitoring certain changes that the Colombian government is contemplating to its administration of the mining sector, which may include the establishment of new government agencies and regulations which may not be established or known until July 2012 and potentially adversely impact us by resulting in further delays in implementing plans and increased compliance costs.  When the Agreement was initially entered into, the parties did not anticipate that an extended period of time would be required to secure approval of the IKE-10421X concession application.  We received no assurances that the approval of the IKE-10421X concession application is imminent.  For the foregoing reasons, we determined that it would be in its best interest to abandon our plan to acquire an interest in the mining and mineral rights underlying any prospective concession contact to be granted on the basis of  the IKE-10421X concession application if Seller would return the $500,000 cash payment it received from us when the Agreement was entered into on February 25, 2011 (the “Closing Payment”).

On November 18, 2011, Minera Nariño entered into a termination and transaction agreement (the “Termination Agreement”) which resulted in the termination of the agreement under which it had a right to acquire the Mining Concession which were the subject of the IKE-10421 concession application should the Kata Transaction have successfully closed.  Pursuant to the terms of the Termination Agreement, the  Closing Payment was transferred to Kata Enterprises S.A.S.  Also on November 18, 2011, Kata Enterprises S.A.S. entered into an agreement and acquired in exchange for approximately $750 USD the remaining fifteen percent (15%) of the remaining outstanding capital stock of Minera Nariño, which resulted in the acquisition by Kata Enterprises S.A.S. of all of the outstanding stock of Minera Nariño.  These agreements resulted in us recovering through an indirect subsidiary the Closing Payment

Exploration Activities- Colombia and Latin America

We have conducted reconnaissance exploration on various locations in the Nariño Mining district primarily to develop better understanding of the geology of the district and to consider a potential acquisition in the area, which would be contingent on securing sufficient financing and regulatory approvals, neither of which can be assured. We have considered and evaluated projects in Colombia outside of the Nariño district and in Bolivia and plan to continue to do the same subject to same financing and regulatory conditions. We anticipate that general exploration activities required to identify and evaluate new prospects would require additional consulting, travel and sampling expense of $50,000 in the current fiscal year. Administrative costs related to our Colombian subsidiaries we estimate at $50,000 for the current year.

North American Exploration and Acquisition Activities

We have commenced regular activities to locate and evaluate potential projects in North America. Initial projects under review have been in Mexico (Zactaecas region) and the United States (principally projects in Nevada, Arizona and Montana). These activities included site visits to the lease mining claims in Arizona and the Lucky Boy Silver project in Nevada, which are discussed below. These efforts include reviewing historical literature, contacting property owners, compiling and reviewing information on properties, and where merited site visits and negotiations with property owners.

GB Claims – Arizona

During the reporting period and consistent with our plan to extend the focus of our exploration activities to North America, we entered into an agreement to lease certain unpatented mining claims in the historical Black Rock Mining District of  Yavapai County of Arizona.

Mining and Lease Agreement

On December 14, 2011, we entered into a Mining Lease and Agreement (the “Lease”) with Marilyn Bashore (“Bashore”) to lease nine unpatented mining claims situated in Yavapai County, Arizona (the “Property”).

The Lease granted us the exclusive right to prospect, explore, develop and mine the Property for gold, silver and other minerals. Under the terms of the Lease, we paid Bashore an initial payment of $500 and are required to pay Bashore an annual lease payment of $750 plus a 2% net smelter return on any production. We are required under the terms of the Lease to perform a minimum of $900 in annual assessment work on the Property. The Lease is for a fifteen (15) year term, but shall continue into perpetuity to the extent that minerals are produced and continue to be produced on the Property.

Also on December 14, 2011, we purchased from Bashore one unpatented mining claim situated in Yavapai County (the “Claim”). As consideration for the Claim, we paid Bashore $1,000. There was no purchase agreement documenting our acquisition of the Claim and the Claim was sold, transferred and conveyed by Bashore to us by executing and delivering to us a quitclaim deed.

Description of Property

In connection with the our consideration of entering into the Lease, we conducted a diligence review of the Property. The description of Property contained herein is the product of our due diligence.

Property Description and Location

Leased Claims

The nine unpatented mining claims underlying the Lease cover approximately one hundred and eighty (180) acres and are located in the Black Rock Mining District of Yavapai County, Arizona. Set forth below are the claim reference numbers.

BLM Recording Number
GB 1	AMC	393641
GB 3		393643
GB 4		393644
GB 5		393645
GB 6		393646
GB 7		393647
GB 8		393648
GB 23		393931
GB 25		393930

Owned Claims

The Claim we acquired has a BLM recording number of AMC 3993932 and county recording number of 84608P-982.

Location

The Black Rock Mining District is located in the southeast part of Yavapai County between the east foothills of the Bradshaw Mountains and the Agua Fria River. The following map shows the general location of the leased and owned unpatented mining claims we acquired in Yavapai County, Arizona:

Access

The Property is readily accessed from Wickenberg, Arizona (approximately sixty five miles northwest of Phoenix, Arizona), which lies on Federal Highway 93. Wickenberg is the nearest large town that has services necessary for mineral exploration and mining. From Wickenberg, paved Constellation Highway is followed about two miles, thence sixteen miles of dirt road lead to the Property. Unimproved tracks provide access to the claim group. Road access to the east side of the Property is limited.

History

The Yavapai County area of Arizona is an area of historic gold prospecting and production activities. However, we are not aware of any recorded history of production from the Property underlying the Lease or the Claim.

Climate, Local resources, Infrastructure, Physiography

Climate

The climate is semi-arid with roughly 12.2 inches/year precipitation, mostly in late winter. The Property can be accessed year-round because of the mild climate, good road access, and low elevation of about 1200 meters above mean sea level.

Water Rights, Power, and Mining Personnel

The status of water rights at the Property is uncertain. The amount of water in the vicinity of the Property is adequate for exploratory drilling in the winter, but may not be adequate for mineral processing. The nearest power lines are about 16 miles distant. Mining personnel are not available locally.

The most important natural feature on the Property is teriary sandstones on the north end of the property.

Tailings Storage Areas, Waste Disposal Areas, and Plant Sites

We have not identified private land adjacent to the Property or within close proximity that could be used for potential storage areas, waste disposal or processing sites. There is public land in the vicinity, but it is unknown whether permits would be granted for such uses. There is evidence of old tailings on the project which have not been sampled.

Permitting

Preliminary geological mapping, sampling, and geophysical surveys can be conducted without any permits. A Plan of Operations (“POO”) will have to be filed and approved by the Bureau of Land Management before mechanized work such as access work or drilling can be undertaken on the Property. There is no cost to file a POO with the Bureau of Land Management. Water for drilling would need to be hauled into the property according to initial site visits. Permits are often granted in a short period of time as long as they do not significantly impact existing water rights or unduly degrade riparian areas.

Further mining exploration and exploitation activities are subject to federal, state and local laws, regulations and policies, including laws regulating surface disturbance, water discharge, the removal of natural resources from the ground and the discharge of materials into the environment. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Exploration and exploitation activities are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment. We are unable to quantify at this time the potential cost of such regulations and permitting.  Permission form the State of Arizona may be required in particular as to potential overlapping of claim jurisdictions whereby federal mineral rights may be assigned by unpatented claims on land overlapping state land.

Infrastructure

There is no ascertainable infrastructure on the Property at present.

No adits or trenches have been identified on the property.

Regional Geology

The Property lies on the southern margin of Arizona’s Transition Zone physiograpic province. The majority of the area is underlain by Precambrian gneiss, and at the north end of district Teriary sandstone predominate. Historical information refers to complex igneous and metamorphic host rocks in the general area.

Geology and Mineralization

The Property is characterized by the Precambrian gneiss, with the westerly part exposed hornblende diorite porphyry-type mineralization identified form initial examination of the breccias pipes #4, #5 and #6. The host rock is mostly composed of Proterozoic formations intruded by younger igneous rocks.

Metalurgical

No metalurgical testing has been conducted.

Reserves

There are no established probable or proven reserves on the Property. Our due diligence activities have been limited, and to a great extent, have relied upon information provided to us by third parties. We have not established and cannot provide any assurance that any of the properties underlying the Lease or the Claim contain adequate, if any, amounts of gold or other mineral reserves to make mining economically feasible to recover that gold or other mineral reserves, or to make a profit in doing so.

Project Exploration Plan

The project area is an early stage prospect with potential identified to date from reconnaissance exploration. The initial objective is to identify the presence of and extent of breccia pipes on the Property. This will require an initial work plan of geologic mapping, surface sampling and soil analysis, after which a more comprehensive plan would be developed with an objective of identifying drill targets and developing a Plan of Operation to be filed with the BLM for permission to conduct such an exploration program.

We estimate the initial work plan described above to require an estimated five thousand dollars ($5,000) for geological consulting, travel expenses, and sampling analysis costs.

Lucky Boy Silver Project - Nevada

Lucky Boy Silver Project

In December 2011, we staked five unpatented mining claims in the Walker Lane Mineral Belt in western Nevada which we are referring to as the “Lucky Boy Silver Project”.

In connection with the our consideration of whether to staked these unpatented mining claims, we conducted a diligence review of the Lucky Boy Silver Project. The description of the Lucky Boy Silver Project contained herein is the product of our due diligence from an  initial site visits conducted in December 2011 and certain historical information publicly available which we have not be able to independently verified.

Land Status

We staked the following five unpatented mining claims in December 2011 covering approximately 100 acres of the Lucky Boy Silver Project:

Claim	BLM Recording No.
LB#1	NMC 1062491
LB#2	NMC 1062492
LB#3	NMC 1062493
LB#4	NMC1062494
LB#5	NMC 1062495

History

The Lucky Boy Mine was discovered in 1906 by Guy E. Pritchard, and the unpatented claims staked are adjacent to the private land on which the mine was situated, however historic information does not indicate any production from the unpatented mining claims staked by us.

Accessibility, Climate, Local resources, Infrastructure, Physiography

Topography, Elevation, Accessibility,Climate

The climate is semi-arid and the project area can be accessed year-round because of the mild climate, reasonably good road access, and low elevation of about 1200 meters above mean sea level.

Water Rights, Power, and Mining Personnel

The status of water rights at the Lucky Boy Silver Project is uncertain. The amount of water in the vicinity of the project area appears adequate for exploratory drilling, but probably not for mineral processing. The nearest power lines are about within 1 km. Mining personnel are not available locally, though Nevada has an extensive mining industry causing us to believe that  regional sources of personnel may be available.

Tailings Storage Areas, Waste Disposal Areas, and Plant Sites

We do not control nearby private land adjacent to the Lucky Boy Silver Project or within close proximity that could be used for potential storage areas, waste disposal or processing sites.

Permitting

Preliminary geological mapping, sampling, and geophysical surveys can be conducted without any permits. A Plan of Operations (“POO”) will have to be filed and approved by the Bureau of Land Management before mechanized work such as access work or drilling can be undertaken on the Property. There is no cost to file a POO with the Bureau of Land Management. If water for drilling is to be drawn from the nearby Miller Tunnel, a temporary water withdrawal permit might be required from the State of Nevada and definitely form current property owners. These permits are often granted in a short period of time as long as they do not significantly impact existing water rights or unduly degrade riparian areas. The alternative is to truck in water for drilling purposes which increases costs.

Further mining exploration and exploitation activities are subject to federal, state and local laws, regulations and policies, including laws regulating surface disturbance, water discharge, the removal of natural resources from the ground and the discharge of materials into the environment. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Exploration and exploitation activities are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment. We are unable to quantify at this time the potential cost of such regulations and permitting.

Infrastructure

There are reported working in the are including nearby shafts, however at present it has not been determined whether underground workings extended onto the project.

Regional Geology

The Lucky Boy Silver Project is located in the Walker Lane Mineral Belt in western Nevada.  Rocks in the region encompassing the project areas range from Triassic age sediments to recent alluvium filling the basins. The western side of the region is dominated by Cretaceous age intrusive rocks forming the Wassuk Range.

The Walker Lane is a major northwest-southeast-trending fault zone which displays right lateral movement that ranges from 30 to 40 miles in its central portion, and hosts a variety of precious metal and base metal mineral deposits (as well as geothermal activity) along its length. Late Cenozoic faults of the central Walker Lane form a complex array of variably oriented structures characterized by coeval strike-slip and dip-slip motions.

The rock formations for the project areas fit into the regional setting described for Mineral County

About 30,000 feet of structurally complex calcareous, clastic, and volcanic rocks of Triassic and Jurassic age exposed in the central part of the county are flanked on the south by a few thousand feet of calcareous and clastic rocks of Cambrian, Ordovician, and Permian age. Intrusive into this sequence are granitic rocks, chiefly quartz monzonite, which are probably satellitic to the composite Sierra Nevada Batholith of Cretaceous age.

Lucky Boy Project Geology

The Lucky Boy Silver Project area lies along a fault zone which has Triassic Excelsior Formation to the south against Cretaceous granite to the north. Although alteration and mineralization appears to be primarily skarn-type (most likely related to some phase of the major intrusive that comprises the surrounding Wassuk Range) most of the major contacts noted during field reconnaissance are faults.

Lucky Boy Project Mineralization

Bodies of skarn are along a fault controlled contact between limestone and intrusive with ore lenses raking steeply west, Ore minerals reported were tetrahedrite, chalcopyrite, galena, azurite, and malachite, though the company has not verified this through systematic sampling.

Mineralization is contact skarn apparently along faults juxtaposing the Cretaceous intrusive rocks and Triassic Excelsior Formation limestone.

Metaulurgical

No metallurgical testing has been conducted.

Reserves

There are no established probable or proven reserves on Lucky Boy Silver Project.

Project Exploration Plan

Initial exploration work will entail geologic mapping, data compilation and review, and to the extent justified surface sampling and sampling from accessible underground areas. Reconnaissance exploration indicates that there may limited potential from surface, exploration, drilling and underground access is key to determining future potential of the Lucky Boy Silver Project.

Our exploration plan would be divided into three phases, and execution of these plans is dependent on results from earlier phases and the availability of capital. The key strategic objective is to determine whether the mineralization extends at depth with a sufficient grade to permit a preliminary assessment to the potential for commercial mining. Initial funding required for exploration is estimated at $50,000 to cover consulting fees and expenses, systematic soil and surface sampling, identification of nearby properties that may be acquired to improve access, and develop a plan for drilling any established targets. Historical information suggests that there are may not be prospective for positive results from near-surface exploration, hence the company exploration plan would be focused on two key objectives (a) determine mineralization at depth ( in excess of 1500 feet) or identify parallel structures to areas of historic mining. If drill targets are established, we would foresee a Phase II exploration plan of $450,000, but the implementation of such plan is contingent on us securing sufficient financing which cannot be assured.

Results of Operations for the Three Months Ended December 31, 2011 and 2010

Revenues

We have not generated any revenues from operations since our inception. We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses

We incurred operating expenses in the amount of $60,250 for the three months ended December 31, 2011, as compared to operating expenses of $88,330 for the three months ended December 31, 2010.  The decrease in our operating expenses relates primarily to a decrease in legal expense, consulting fees and other general and administrative expenses.

We incurred other legal expense of $7,076 for the three months ended December 31, 2011, compared to $28,935 for the three months ended December 31, 2010. The decrease in legal expenses during the three months ended December 31, 2011, as compared to the prior year, is attributable to reduced property acquisition due diligence and negotiation costs.   We did not incur any consulting fees during the three months ended December 31, 2011, compared to $13,000 in consulting fees for the three months ended December 31, 2010. Our failure to use any consultants and incur consulting fees during the three months ended December 31, 2011 is attributable to less available work for outside consultants and  more work being conducted internally.  We incurred other general and administrative expenses of $6,170 for the three months ended December 31, 2011, compared to $14,650 for the three months ended December 31, 2010. The decrease in other general and administrative expenses during the three months ended December 31, 2011, as compared to the prior year, is attributable to reduced administrative activity.

The decrease is operating expenses for the three months ended December 31, 2011, as compared to the same period in the prior year, was partially offset by an  increase in management fees, exploration expenses and an impairment loss on goodwill.

We incurred accounting and auditing expenses of $15,831 for the three months ended December 31, 2011, compared to $13,785 for the three months ended December 31, 2010.  The increase in accounting and auditing fees during the three months ended December 31, 2011, as compared to the prior year, is attributable to expenditures associated with increased operations associated with the implementation of our business plan.

We incurred exploration expenses of $9,855 during the three months ended December 31, 2011, as compared to $2,960 for the three months ended December 31, 2010. The increase in exploration expenses during the three months ended December 31, 2011, as compared to the prior year, is attributable to increased activity and evaluation in conjunction with property acquisitions.  We reported management expenses of $16,791 for the three months ended December 31, 2011, compared to $15,000 for the three months ended December 31, 2010.  The increase in management expenses during the three months ended December 31, 2011, as compared to the prior year, is attributable to greater amount of time spent by management on a full-time basis.  For the three months ended December 31, 2011, we incurred an impairment loss on goodwill of $4,797, as compared to no impairment loss or gain on goodwill during the three months ended December 31, 2010.  The impairment loss on goodwill for the three months ended December 31, 2011 related to transactions with subsidiaries. Specifically corresponds to the effect of the acquisition of the remaining shares of two of our subsidiaries.

Other Items

We reported other income of $812,540 for the three months ended December 31, 2011, as compared to no other income or expense in the three months ended December 31, 2010.  Other income during the three months ended December 31, 2011 was primarily attributable to a recognized gain of $814,283, which resulted from an increase in our ownership interest in Kata Enterprises, Inc., a corporation organized under the laws of the Republic of Panama (“Kata”), from twenty-five percent (25%) of the outstanding capital stock of Kata to own the remaining seventy-five percent (75%) of the outstanding capital stock of Kata.  The increase in our ownership interest in Kata in 100% of its outstanding capital stock eliminated the prior minority interest.

Net Loss

As a result of the above, for the three months ended December 31, 2011, we reported net income of $724,826, which included a negative foreign currency transaction adjustment of $27,194.  The business operations of our subsidiaries are transacted in Colombian Pesos. The assets and liabilities are translated into U.S. Dollars for financial reporting purposes which resulted in a negative translation adjustment due to changes in the currency exchange rates for the three months ended December 31, 2011.  We reported a net loss of $88,330 for the three months ended December 31, 2010.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was ($0.00) and ($0.00) for the three months ended December 31, 2011 and 2010, respectively.

Results of Operations for the Six Months Ending December 31, 2011 and 2010

Revenues

We have not generated any revenues from operations since our inception. We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses

We incurred operating expenses in the amount of $294,889 for the six months ended December 31, 2011, as compared to expenses of $127,380 for the six months ended December 31, 2010.The increase in our operating expenses relates primarily to increased expenditures associated with a material increase in operations and exploration costs attributable to performing initial diligence of the property underlying the Mining Concessions that was the subject of the IKE-10421X concession application for which Kata, through its subsidiary, previously entered into an agreement to acquire an eighty-five percent (85%) interest.  For the above reason, we incurred exploration expenses of $131,129 during the six months ended December 31, 2011, as compared to $2,960 for the six months ended December 31, 2010.

Expenses for accounting services, consulting fees and other general and administrative expense also increased with the escalation of our operations and exploration activities.

We incurred consulting fees of $44,022 for the six months ended December 31, 2011, compared to $20,500 for the six months ended December 31, 2010. The increase in consulting fees during the six months ended December, 2011, as compared to the prior year, is attributable to compensation payable to us securing a consultant to assist with administrative matters, and increased levels of activity.

We incurred other general and administrative expenses of $22,074 for the six months ended December 31, 2011, compared to $15,105 for the six months ended December 31, 2010. The increase in other general and administrative expenses during the six months ended December 31, 2011, as compared to the prior year, is attributable to an increase in our operations.

We incurred accounting and auditing expenses of $30,901 for the six months ended December 31, 2011, compared to $21,285 for the six months ended December 31, 2010.  The increase in accounting and auditing fees during the three months ended December 31, 2011, as compared to the prior year, is attributable to expenditures associated with increased operations associated with the implementation of our business plan.

We incurred management fees of $24,717 for the six months ended December 31, 2011, compared to $22,000 for the six months ended December 31, 2010. The increase in management expenses during the six months ended December 31, 2011, as compared to the prior year, is attributable to greater amount of time spent by management on a full-time basis.

The increase in operating expenses for the six months ended December 31, 2011, as compared to the same period in the prior year, was partially offset by a decrease in legal fees. We reported legal expense of $37,248 for the six months ended December 31, 2011, compared to $45,530 for the six months ended December 31, 2010. The decrease in legal expenses during the six months ended December 31, 2011, as compared to the prior year, is attributable to reduced property acquisition due diligence and negotiation costs.

Other Items

We reported other income of $817,106 for the six months ended December 31, 2011, as compared to no other income or expense in the three months ended December 31, 2010.  Other income during the six months ended December 31, 2011 was primarily attributable to a recognized gain of $814,283which resulted from an increase in our ownership interest in Kata Enterprises, Inc., a corporation organized under the laws of the Republic of Panama (“Kata”), from twenty-five percent (25%) of the outstanding capital stock of Kata to own the remaining seventy-five percent (75%) of the outstanding capital stock of Kata.  The increase in our ownership interest in Kata in 100% of its outstanding capital stock eliminated the prior minority interest.  Other income for the six months ended December 31, 2011 was partially offset by other expense of $3,290 attributable to interest expense.

Net Loss

As a result of the above, for the six months ended December 31, 2011, we reported net income of $522,217 which included a negative foreign currency transaction adjustment of $65,645. The business operations of our subsidiaries are transacted in Colombian Pesos. The assets and liabilities are translated into U.S. Dollars for financial reporting purposes which resulted in a negative translation adjustment due to changes in the currency exchange rates for the six months ended December 31, 2011.  We reported a net loss of $127,380 for the six months ended December 31, 2010.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was ($0.00) and ($0.00) for the six months ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

At December 31, 2011, we had cash of $109,662 (June 30, 2011 - $120,537) and a working capital deficit of $134,768 (June 30, 2011 - $131,725).

We anticipate spending approximately $20,000 in general and administrative expenses per month for the next twelve months, for a total anticipated general and administrative expenditures $240,000 over the next twelve months. These anticipated expenditures are closely related to the level of activities we have contemplated in our business plan and can be scaled back depending on the availability of sufficient capital resources. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, general management and office expenses. We currently forecast exploration activities of $5,000 relating to implementing an initial wok plan for the leased unpatented mining claims situated in Yavapai County, Arizona and $50,000 for consulting fees and expenses, systematic soil and surface sampling, identification of nearby properties that may be acquired to improve access, and to develop a plan for drilling any established targets on the Lucky Boy Project with a plan to incur further exploration expenditures of $450,000 if appropriate drill targets are established.

Our current cash on hand is insufficient to be able to fully implement our business plan as planned. Accordingly, we must obtain additional financing in order to maintain operations. We believe that debt financing will not be an alternative for funding exploration as we have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of additional shares of our common stock. We anticipate seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program or maintain operations for any period of time. In the absence of such financing, we will not be able to commence our exploration program and may be forced to cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Net cash provided by operating activities for the six months ended December 31, 2011 was $65,556, as compared to net cash provided by operating activities of $3,925 for the six months ended December 31, 2010.  Net cash provided by operating activities during the six months ended December 31, 2011 was primarily attributable to net income of $522,217 which was the result of a recognized gain of $814,283 which resulted from an increase in our ownership interest in Kata Enterprises, Inc., a corporation organized under the laws of the Republic of Panama (“Kata”), from twenty-five percent (25%) of the outstanding capital stock of Kata to own the remaining seventy-five percent (75%) of the outstanding capital stock of Kata.  The increase in our ownership interest in Kata in 100% of its outstanding capital stock eliminated the prior minority interest.

There was no cash used in or provided by financing activities for the six months ended December 31, 2011 or 2010.

Net cash used in investing activities for the six months ended December 31, 2011 was $10,785.  There was no cash used in or provided by investing activities for the six months ended December 31, 2010.

Net cash used in investing activities for the six months ended December 31, 2011 related entirely to a business acquisition relating to an increase in our equity ownership of a subsidiary entity.

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

Going Concern

We have incurred net losses for the period from inception on May 25, 2005 to December 31, 2011 of $3,616,248 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Raymond DeMotte, and our Chief Financial Officer, Mr. Camilo Velasquez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures are not effective.  Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010, our failure to complete the process of remediating these weaknesses by the end of the period covered by this Quarterly Report and  our failure to make timely disclosure of certain changes in our results of operations for the quarter ended March 31, 2011 necessitating that we file an amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 to restate the financial statements included therein .

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, no changes other than those made in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

We are in the process of developing sufficient written policies and procedures relating to our redesigned accounting processes and related controls.  We began implementing these measures in the third and fourth quarters of fiscal 2011 and are continuing these remedial actions. We expect these remedial actions to be effectively implemented by the end of the fourth quarter of fiscal 2012.

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

South American Gold Corp.

Date:	February 16, 2012

By: /s/ Raymond DeMotte Raymond DeMotte Title: Chief Executive Officer
Date:	February 16, 2012
By: /s/ Camilo Velasquez Camilo Velasquez Title: Chief Financial Officer

SOUTH AMERICAN GOLD CORP.
(the “Registrant”)
(Commission File No. 000-52156)
Exhibit Index
to Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2011

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

10.1	Mining Lease and Agreement by and among South American Gold Corp. and Marilyn Bashore dated as of December 14, 2011	Exhibit 10.1 to South American Gold Corp.’s Form 8-K filed on December 19, 2011

10.2	Stock Purchase Agreement by and among Minera Kata S.A. and South American Gold Corp. dated as of February 25, 2011	Exhibit 10.1 to South American Gold Corp.’s Form 8-K filed on March 2, 2011

10.3	Amendment No. 1 to Stock Purchase Agreement by and among Minera Kata S.A. and South American Gold Corp. dated as of April 25, 2011	Exhibit 10.2 to South American Gold Corp.’s Form 8-K filed on April 29, 2011

10.4	Amendment No. 2 to Stock Purchase Agreement by and among Minera Kata S.A. and South American Gold Corp. dated as of November 28, 2011	Exhibit 10.3 to South American Gold Corp.’s Form 8-K filed on December 19, 2011

10.5	Termination and Transaction Agreement dated November 18, 2011	Exhibit 10.4 to South American Gold Corp.’s Form 8-K filed on December 19, 2011

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS *	XBRL Instance Document		X
101.SCH *	XBRL Taxonomy Extension Schema Document		X
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document		X
101 LAB *	XBRL Extension Labels Linkbase Document		X
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document		X
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document		X

*   In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.