Form 10-Q
period 2012-03-31
SOUTH AMERICAN GOLD CORP.
filed 2012-05-21
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-52156

South American Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0486676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3645 E. Main Street, Suite 119, Richmond, IN 47374
(Address of principal executive offices)

(765) 356-9726
(Registrant’s telephone number, including area code)

______________________________________________________________________
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
Non-accelerated filer        ☐  (Do not check if a smaller reporting company)                                      Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Shares as of March 31, 2012
Common Stock, $0.001 par value	79,211,890

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Unaudited BalancBalance Sheets as of March 31, 2012 and June 30, 2011

F-2	Unaudited Statements of Operations for the three and nine months ended March 31, 2012 and 2011 and from inception on May 25, 2005 to March 31, 2012.

F-3	Unaudited Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 and from inception on May 25, 2005 to March 31, 2012.

F-4	Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31,	June 30,
	2012	2011

Assets
Current Assets
Cash and cash equivalents	$32,599	$120,537
Prepaid Expenses	3,000	$-
Total current assets	35,599	120,537

Equipment net of depreciation	-	1,657

Deposit	-	532,140

Total Assets	35,599	654,334

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	263,301	252,262
Due to related parties	-	-
Total Liabilities	263,301	252,262

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 450,000,000 shares
authorized, 79,211,890 & 79,211,890 issued & outstanding
as of March 31, 2012 & June 30, 2011 respectively	79,212	79,212
Additional paid-in capital	3,158,181	3,158,181
Accumulated other comprehensive income	11,137	27,332
Deficit accumulated during the exploration stage	(3,476,232)	(3,854,622)

Total Stockholders' Equity (Deficit)	(227,702)	(589,897)

Non-controlling interest	-	991,968

Total stockholders' equity (deficit)	(227,702)	402,071

Total liabilities and stockholders' equity (deficit)	$35,599	$654,333

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		For the Period May 25, 2005 (Inception) to
	2012	2011	2012	2011	March 31, 2012

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Exploration Expense	42,318	145,274	173,447	148,234	674,145
Stock Based Compensation	-	1,566,348	-	1,566,348	1,566,348
Impairment loss on Goodwill	-	-	4,797	-	1,285,710
Management Expense	27,100	26,275	51,817	48,275	248,142
Legal Expense	47,568	39,771	84,816	89,611	224,525
Accounting and Audit Expense	12,040	9,365	42,941	30,650	177,303
Professional Fees - Consulting	4,000	47,376	48,022	67,876	174,000
Other General & Administrative Expense	10,800	24,131	32,874	39,014	195,296
Total Operating Expense	143,826	1,858,540	438,714	1,990,008	4,545,469

Income (loss) from operations	(143,826)	(1,858,540)	(438,714)	(1,990,008)	(4,545,469)

Other Income (Expense)
Gain on bargain purchase		-	814,283	-	814,283
Interest Expense	-	-	(3,290)	-	(3,290)
Interest income	-	-	6,113	-	12,714
Total Other Income	-	-	817,106	-	823,707

Net Loss	(143,826)	(1,858,540)	378,392	(1,990,008)	(3,721,762)

Other comprehensive income (loss)
Foreign currency translation adjustment	49,450	-	(16,195)	-	11,137
Total other comprehensive income (loss)	49,450	-	(16,195)	-	11,137

Comprehensive income (loss)	(94,377)	(1,858,540)	362,196	(1,990,008)	(3,710,625)

Net Loss	(143,826)	(1,858,540)	378,392	(1,990,008)	(3,721,762)

Net loss attributable to non-controlling interest	-	-	-	-	(245,530)

Net loss attributable to South American Gold Corp.	(143,826)	(1,858,540)	378,392	(1,990,008)	(3,476,232)

Net loss per common share outstanding,
basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding of common
stock, basic and diluted	79,211,890	133,163,001	79,211,890	187,858,605

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
Consolidated Statements of Cash Flows

			For the period
			May 25, 2005
	For the Nine Months Ended March 31,		(inception) to
	2012	2011	March 31, 2012

Cash Flows Used in Operating Activities:
Net Income (Loss)	$378,392	$(1,990,008)	$(3,721,762)
Adjustments to reconcile net loss to net cash used in operations			-
Expenses paid by shareholders	-	-	39,000
Stock Based Compensation	-	1,566,348	1,566,348
Impairment loss on goodwill	4,797	-	1,285,710
Gain on bargain purchase	(814,273)		(814,273)
Depreciation	1,657	-	1,657
Changes in operating assets and liabilities			-
Prepaid Expenses	(3,000)		(3,000)
Due to related parties		26,637	-
Accounts Payable	11,039	132,337	388,896

Net Cash (Used In) Operating Activities	(421,389)	(264,685)	(1,257,424)

Net Cash Used In Investing Activities
Equipment	-	-	(1,657)
Proceeds from business acquisition, net of cash paid of $10,785	349,647	(500,000)	(200,354)

Net Cash Provided by (Used In) Investing Activities	349,647	(500,000)	(202,011)

Cash Flows From Financing Activities:
Advances from loan from related party	-	-	-
Share Subscriptions Received in Advance	-	1,425,000	-
Proceeds from issuance of common stock	-	-	1,506,450

Net Cash Provided by Financing Activities	-	1,425,000	1,506,450

Effect of Foreign Currency on Cash	(16,196)		(14,416)

Net Increase (Decrease) in Cash	(87,938)	660,315	32,599

Cash at Beginning of Period	120,537	54	-

Cash at End of Period	$32,599	$660,369	$32,599

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of June 30, 2011 was derived from audited financial statements. The results of operations for the three and nine month periods ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending June 30, 2012.

Principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Revenue Recognition

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

On March 31, 2012, the Company had a net operating loss carry forward of $3,476,232 for income tax purposes. The tax benefit of approximately $1.2 million from the loss carry forward has been fully offset by a valuation allowance because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The losses begin to expire in 2025.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Goodwill

Goodwill consists of the excess of cost of acquired enterprises over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is reviewed for impairment annually at the beginning of the Company’s fourth fiscal quarter, or more frequently if there are indicators that the fair value of the related reporting unit is less than the carrying value of the Goodwill. We compare our fair value, which is determined utilizing both a market value method and discounted projected future cash flows, to our carrying value for the purpose of identifying impairment. Our annual impairment review requires extensive use of accounting judgment and financial estimates.

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

4. BUSINESS ACQUISITION

On April 25, 2011, the “Company entered into an Amendment No.1 to the Stock Purchase Agreement dated February 25, 2011 with Minera Kata S.A., a corporation organized under the laws of the Republic of Panama, in order to acquire a twenty-five percent (25%) of the outstanding capital stock of Kata Enterprises, Inc., a corporation organized under the laws of the Republic of Panama (“Kata”), and to revise the terms of the options under which the Company has the ability to acquire the remaining seventy-five percent (75%) of the outstanding capital stock of Kata Enterprises, Inc. In November 2010, Kata entered into an agreement to acquire, through its subsidiary, an eighty-five percent (85%) interest in certain mining concessions located in the Nariño province of Colombia, but Kata had not successfully closed that transaction as of that time. Kata is an entity that had nominal operations and was recently incorporated. The closing of the transaction was conditioned upon the transferor of the Mining Concessions receiving acceptance of an application for a concession contract, executing a concession contract with Ingeominas (the entity authorized by the Colombian Ministry of Mines and Energy to grant mining concession contracts), registration of that contract at the National Mining Registry and securing the requisite approvals and governmental consents for the transfer of the Mining Concessions to Kata’s subsidiary.

In the event that Kata failed to close the transaction by February 25, 2012 and to have the Mining Concessions registered in the National Mining Registry of Colombia in favor of Kata, the Agreement provided that Seller will be obligated to deliver to the Company one-hundred percent (100%) of the outstanding capital stock of Kata without any additional consideration being paid. In such event, the Company will not have acquired any direct or indirect interest in the Mining Concessions and not be entitled to recover any of its exploration expenditures of other expenses incurred in connection with acquiring the 25% Stake, other than its entitlement, indirectly through its subsidiary, to the return of the $500,000 paid to Seller on closing of the Agreement. Pursuant to the terms of the Amendment, the Company paid the Seller an additional $50,000 on the Effective Date, in addition to the $500,000 paid in cash at the closing of the Agreement, for the acquisition of the 25% Stake.

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

The purchase price of $550,000 for 25% of the shares of Kata Enterprises, Inc. was allocated to the fair values of the assets and liabilities of Kata Enterprises, Inc., and non-controlling interest, as follows:

Purchase Price:	$550,000

Allocation of purchase price:
Cash	6,901
Deposits	499,846
Goodwill	1,280,913
Total assets	1,787,660

Accounts payable and accrued liabilities	160
Non-controlling interest	1,237,500
Total liabilities	1,237,660

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

Also on November 19, 2011, the Company acquired the remaining 75% ownership of Kata Enterprises Inc. through payment of $10,000. The purchase price of $10,000 was allocated as follows:

Noncontrolling interest - $603,082; Net assets of Kata Enterprises Inc. (75%) - $221,201; Gain on bargain purchase - $814,283.

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

On March 30, 2011, the Company completed a private placement of 5,800,000 Units at a purchase price of $0.25 per Unit to an aggregate of eight non-U.S. persons. The aggregate purchase price we received from the sale of these Units was $1,450,000 of which $1,450,000 was received by the closing date. Each unit is comprised of one (1) share of common stock, par value $0.001, and one (1) common stock purchase warrant to purchase one (1) share of our common stock, exercisable commencing six months after the date of issuance and terminating one (1) year from the closing date of the Private Placement. The exercise price for the Warrant is priced at $0.50 per share. As a result, we sold in the initial closing of the Private Placement a total of 5,800,000 shares of common stock and warrants to purchase 5,800,000 shares of common stock. The Units were not sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the any of the Investors. On April 8, 2011, 5,800,000 common shares were issued pursuant to this private placement. On April 8, 2012 all share purchase warrants in this series expired.

Share Purchase Warrants

The following is a summary of warrants outstanding at March 31, 2012:

	Exercise Price	Number of warrants	Remaining contractual life (years)
Warrants	$0.50	5,800,000	.03

		5,800,000

Subsequent to March 31, 2012, on April 8, 2012, all 5,800,000 warrants expired.

Stock Options

The following incentive stock options were outstanding at March 31, 2012:

	Exercise Price	Number of options	Remaining contractual life (years)
Options	$0.59	2,900,000	9

		2,900,000

The following is a summary of stock option activities during the nine months ending March 31, 2012:

	Number of options	Weighted average exercise price
Outstanding and exercisable at July 1, 2011	2,900,000	0.59

Granted	-	-
Exercised	-	-
Cancelled	(200,000)	0.59

Outstanding and exercisable at March 31, 2012	2,700,000	0.59

The aggregate intrinsic value of all warrants and stock options outstanding and exercisable at March 31, 2012 was $0.

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our contemplated acquisition and exploration and development projects;
●	risk that Federal and State permissions required for exploration on our properties are not available, or conflicting property interests preclude exploration and production on unpatented mining claims;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations ;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;
●	the potential for delays in exploration or development activities or the completion of feasibility studies;
●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;
●	the uncertainty of profitability based upon our history of losses;

●	risks related to environmental regulation and liability;
●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;
●	political and regulatory risks associated with mining development and exploration; and other risks and uncertainties related to our prospects, properties and business strategy.

The forgoing list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Company” mean South American Gold Corp., unless otherwise indicated.

Overview

The Company’s current focus is on the acquisition, exploration, and potential development of mining properties in in the United States though we are also seeking mineral property interests in Colombia and Mexico. Our common stock is currently quoted on the over-the-counter bulletin board service of the Financial Industry Regulatory Authority (the “OTCBB”) under the trading symbol “SAGD”.

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

Substantially all of our assets will be put into commercializing mining rights and mineral claims located within a limited geographical area. Accordingly, any adverse circumstances that affect these areas would affect us financially.  . If any adverse circumstances were to arise, we would need to consider alternatives, both in terms of our prospective operations and for the financing of our activities. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash-flow positive, or raise additional debt and/or equity capital. If we are unable to raise additional capital, we will continue to experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures including ceasing operations. We may also consider entering into a joint venture arrangement to provide the required funding to acquire and explore any mineral property interests. We have not undertaken any efforts to locate a joint venture participant. Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund the acquisition and exploration of mineral property interests. If we enter into a joint venture arrangement, we would likely have to assign a percentage of any mineral property interest we may hold to the joint venture participant.

In connection with our efforts to seek properties in Columbia, we have been monitoring certain changes that the Colombian government is contemplating to its administration of the mining sector, which may include the establishment of new government agencies and regulations which may not be established or known until July 2012 and potentially adversely impact us by resulting in further delays in implementing plans and increased compliance costs. For reasons which included the foregoing, we elected to expand our focus to North America and we are actively considering projects in North America in addition to Colombia. We have abandoned our plan to acquire an interest in certain mining and mineral rights underlying a prospective concession contact located in the Nariño province of Colombia.

During the quarter ended December 31, 2011, these efforts resulted in us entering into a Mining Lease and Agreement to lease nine unpatented mining claims situated in Yavapai County, Arizona and purchasing one unpatented mining claim situated in Yavapai County and staking five unpatented mining claims in the western Nevada. We are reviewing data received and results of site visits and preparing for additional exploration activity.

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

In November 2010, Kata entered into an agreement to acquire, through its subsidiary, an eighty-five percent (85%) interest in certain mining concessions located in the Nariño province of Colombia covering the area that is the subject of the IKE-10421 concession application (the “Mining Concessions”), but has not successfully closed that transaction as of the time of this filing (the “Kata Transaction”). Kata is an entity that has nominal operations and was recently incorporated. Our understanding  that closing of the Kata Transaction is conditioned upon the transferor of the Mining Concessions receiving acceptance of an application for a concession contract, executing a concession contract with Ingeominas (the entity authorized by the Colombian Ministry of Mines and Energy to grant mining concession contracts), registration of that contract at the National Mining Registry and securing the requisite approvals and governmental consents for the transfer of the Mining Concessions to Kata’s subsidiary.

In November 2011, we amended the prior agreements to acquire one hundred percent (100%) ownership of Kata S.A. and its related subsidiaries, and all prior agreements were terminated including those related to the mineral concession applications. In exchange for the 100% ownership, we paid $10,000.  We remain in ownership of all data compiled during our exploration activities; maintain a representative office in Colombia, and are monitoring changes in mining regulations and future acquisitions in the country. We expect no direct exploration in Colombia in the fourth quarter.

As a part of our business plan, we intend to seek out and acquire interests in other mineral exploration properties which, in the opinion of our management, offer attractive mineral exploration opportunities. Presently, we are considering the acquisition of other exploration properties, but have not entered into any letters of intent or agreements providing for the acquisition of other exploration properties as of the date of this report, with the exception of the Lucky Boy Silver and GB projects in the United States.

Exploration Activities- Colombia and Latin America

We have conducted reconnaissance exploration on various locations in the Nariño Mining district primarily to develop better understanding of the geology of the district and to consider a potential acquisition in the area, which would be contingent on securing sufficient financing and regulatory approvals, neither of which can be assured. We have considered and evaluated projects in Colombia outside of the Nariño district and in Bolivia and plan to continue to do the same subject to same financing and regulatory conditions. We anticipate that general exploration activities required to identify and evaluate new prospects would require additional consulting, travel and sampling expense of $50,000 in the current fiscal year. Administrative costs related to our Colombian subsidiaries we estimate at $50,000 for the current year. Our CEO and VP Exploration visited and considered a project in Bolivia in 2011 ,but due to political uncertainty in was decided after review in the first quarter 2012 to not proceed with negotiations on the property visited.

North American Exploration and Acquisition Activities

We have commenced regular activities to locate and evaluate potential projects in North America. Initial projects under review have been in Mexico (Zactaecas region) and the United States (principally projects in Nevada, Arizona and Montana). These activities included site visits to the lease mining claims in Arizona and the Lucky Boy Silver project in Nevada, which are discussed below. These efforts include reviewing historical literature, contacting property owners, compiling and reviewing information on properties, and where merited site visits and negotiations with property owners, and in addition exploration preparation for our Arizona claims.

GB Claims – Arizona

During the reporting period ended December 31,2011, and consistent with our plan to extend the focus of our exploration activities to North America, we entered into an agreement to lease certain unpatented mining claims in the historical Black Rock Mining District of Yavapai County of Arizona.

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

Description of Property

In connection with the our consideration of entering into the Lease, we conducted a diligence review of the Property. The description of Property contained herein is the product of our due diligence. Further description is available in our 10 q report for the period ended December 31, 2011.

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

Exploration Plans

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
The company has additional geological mapping to be done, and we are in the process of preparing a site visit to investigate adjacent territory and on the existing unpatented mining claims identify areas for soil sampling and preliminary identification of drill targets. Once done we will prepare a Plan of Operations for the required approvals. The budget for these and forecast subsequent steps is $50,000 and included in the company-wide exploration budget provided below.

Lucky Boy Silver Project - Nevada

Lucky Boy Silver Project

In December 2011, we staked five unpatented mining claims in the Walker Lane Mineral Belt in western Nevada which we are referring to as the “Lucky Boy Silver Project”.

In connection with our consideration of whether to stake these unpatented mining claims, we conducted a diligence review of the Lucky Boy Silver Project. The description of the Lucky Boy Silver Project contained herein is the product of our due diligence from an initial site visits conducted in December 2011 and certain historical information publicly available which we have not been able to independently verify. Further description of the project may be found on our 10 Q quarterly report for the period ended December 31, 2011.

Land Status

We staked the following five unpatented mining claims in December 2011 covering approximately 100 acres of the Lucky Boy Silver Project:

Claim	BLM Recording No.
LB#1	NMC 1062491
LB#2	NMC 1062492
LB#3	NMC 1062493
LB#4	NMC1062494
LB#5	NMC 1062495

Exploration Plans

Initial exploration work that has begun is and will entail geologic mapping, data compilation and review, and to the extent justified surface sampling and sampling from accessible underground areas. Reconnaissance exploration indicates that there may limited potential from surface, exploration, drilling and underground access is key to determining future potential of the Lucky Boy Silver Project.

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

Exploration work continues to advance knowledge of the areas, conduct surveying and geologic mapping activities, determine prime areas for soil sediment sampling and re-sampling prospects pits we believe present. Our primary objective during Phase I exploration is identifying drill targets, preparing logistical arrangements for a drilling plan, begin assembling data necessary for a Plan of Operations to be submitted to the BLM, which has been submitted and preparation for data to support our subsequent applications for regulatory approval of exploration activities, and review data of prior exploration in the area along with field work to verify historical data. We plan in the second quarter to expand these activities. Our Phase II exploration phase, subject to results and timing of the completion Phase I exploration and regulatory approvals. We are forecasting subject to capital availability and timing of regulatory approvals required to explore in the area, a company budget of approximately $600,000 for our projects over the next 18 months. We also are actively considering projects for acquisition in Mexico in addition to the United States and Colombia, and expect general due diligence, exploration and initial acquisition expenses over the next 18 months at $150,000, for a total operating budget of $750,000 over 18 months, subject to availability of capital,permits and recommendations of our technical staff and consultants.

Our current cash on hand is insufficient to complete any of the planned exploration activities and the full implementation of our planned exploration program is dependent on our ability to secure sufficient financing and the necessary permits.  We can provide no assurance that we will secure sufficient financing or that any required permits will be approved.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenues

We have not generated any revenues from operations since our inception. We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses

We incurred operating expenses in the amount of $143,826 for the three months ended March 31, 2012, as compared to operating expenses of $1,858,540 for the three months ended March 31, 2011. The decrease in our operating expenses relates to decreased expenditures associated with operations and exploration costs incurred in performing initial diligence of the property underlying the Mining Concessions that was the subject of the IKE-10421 concession application for which Kata, through its subsidiary, had entered into an agreement to acquire an eighty-five percent (85%) interest, and more significantly lower costs for stock-based compensation. We had in the quarter ended March 31, 2011, a $1,566,348 expense for stock based compensation as an incentive stock option plan was established to compensate key employees and members of our management team, compared to nil in the quarter ended March 31, 2012 for this expense.

We incurred exploration costs of $42,318 during the three months ended March 31, 2012, as compared to $145,274 for the three months ended March 31, 2011. We reported management fees of $27,100 for the three months ended March 31, 2012, compared to $26,275 for the three months ended March 31, 2011. We incurred consulting fees of $4,000 for the three months ended March 31, 2012, compared to $47,376 for the three months ended March 31, 2011. The decrease in management and consulting fees during the three months ended March 31, 2012, as compared to the prior year, is attributable to more work being done internally by the Company’s officers.

We incurred accounting and auditing expenses of $12,040 for the three months ended March 31, 2012, compared to $9,365 for the three months ended March 31, 2011. We incurred legal expenses of $47,568 for the three months ended March 31, 2012, compared to $39,771 for the three months ended March 31, 2011. The increase in accounting and auditing and legal fees during the three months ended March 31, 2012, as compared to the prior year, is partly attributable to expenditures associated with our Colombian subsidiaries. We incurred other general and administrative expenses of $10,800 for the three months ended March 31, 2012, compared to $24,131 for the three months ended March 31, 2011. The decrease is attributable to less administrative activity during the first quarter 2012.

Net Loss

As a result of the above, for the three months ended March 31, 2012, we reported a net loss of $143,826, as compared to a net loss of $1,858,540 for the three months ended March 31, 2011. The decrease in our net loss was primarily attributable to decreased operating expenses incurred during the reporting period, which are described above.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was less than $0.01 for the three months ended March 31, 2012 and 2011, respectively.

Results of Operations for the Nine Months Ended March 31, 2012 and 2011

Revenues

We have not generated any revenues from operations since our inception. We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses

We incurred operating expenses in the amount of $438,714 for the nine months ended March 31, 2012, as compared to operating expenses of $1,990,008 for the nine months ended March 31, 2011. The decrease in our operating expenses for the nine months ended March 31, 2012, as compared to the nine months ended March 31, 2011, relates to  increased expenditures associated with  operations and exploration costs incurred in performing initial diligence of the property underlying the Mining Concessions that is the subject of the IKE-10421 concession application for which Kata, through its subsidiary, had entered into an agreement to acquire an eighty-five percent (85%) interest; and a significant expense decline for stock based compensation  to compensate key employees and members of our management team, and exploration expenses related to new properties acquired. Expenses for management fees and accounting services also increased with the escalation of our operations and exploration activities.

We reported stock based compensation of $1,566,348 during the nine months ended March 31, 2011, as compared to $0 for the nine months ended March 31, 2012. The increase in stock based compensation during the nine months ended March 31, 2011, as compared to the prior year, is attributable to stock option grants to executive officers and directors during the reporting period.

We incurred exploration costs of $173,447 during the nine months ended March 31, 2012, as compared to $148,234  for the nine months ended March 31, 2011. We reported management fees of $51,817 for the nine months ended March 31, 2012, compared to $48,275 for the nine months ended March 31, 2011. We incurred consulting fees of $48,022 for the nine months ended March 31, 2012, compared to $67,876 for the nine months ended March 31, 2011. The decrease in management and consulting fees during the nine months ended March 31, 2011, as compared to the prior year, is attributable to a lower level of due diligence work required on projects located in the Unites States compared to projects located in foreign countries.

We incurred accounting and auditing expenses of $42,941 for the nine months ended March 31, 2012, compared to $30,650 for the nine months ended March 31, 2011. We incurred legal expenses of $84,816 for the nine months ended March 31, 2012, compared to $89,611 for the nine months ended March 31, 2011. The increase in accounting and auditing fees during the nine months ended March 31, 2012, as compared to the prior year, is attributable to expenditures associated with our subsidiaries.

We incurred other general and administrative expenses of $32,874 for the nine months ended March 31, 2012, compared to $39,014 for the nine months ended March 31, 2011. The decrease in other general and administrative expenses during the nine months ended March 31, 2011, as compared to the prior year, is attributable to increased work done internally.

Other Income (loss)

Other income in the nine months ended March 31, 2012 totaled $817,106 were comprised primarily of a one-time gain from the purchase of $814,283 of an additional 75% interest in Kata, treated as a bargain purchase.

Net Income( Loss)

As a result of the above, for the nine months ended March 31, 2012, we reported a net income of $378,392, as compared to a net loss of $1,990,008 for the nine months ended March 31, 2011. The increase in our net loss was primarily attributable to increased operating expenses incurred during the reporting period, which is described above.  Comprehensive loss for the nine months ended March 31, 2012 and 2011 respectively was  and $(1,990,008) for 2011 and for 2012 comprehensive income of $362,196; other comprehensive income in 2011 was $-0- compared to a loss in the same period in 2012 of $16,195.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was less than $0.01 for the nine months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

At March 31, 2012, we had cash of $32,599 (June 30, 2011 - $120,537) and a working capital deficit $227,702 (June 30, 2011 – 131,725).

We anticipate spending approximately $15,000 in general and administrative expenses per month for the next twelve months, for a total anticipated general and administrative expenditures $180,000.  These anticipated expenditures are closely related to the level of activities we have contemplated in our business plan. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, general management and office expenses. General support activities, additional organizational supervision of subsidiaries in the process of acquisition or contemplated to be acquired, and general management costs contribute to the forecasted increase in general and administrative expenditures. We currently forecast ongoing exploration activities at $750,000 for the upcoming 18 months.  We are forecasting subject to capital availability and timing of regulatory approvals required to explore in the area.

Our current cash on hand is insufficient to be able to fully implement our business plan as planned. Accordingly, we must obtain additional financing in order to meet our projected property activities and maintain operations. We believe that debt financing will not be an alternative for funding exploration as we have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of additional shares of our common stock. We anticipate seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program or maintain operations for any period of time. In the absence of such financing, we will not be able to commence our exploration program may be forced to cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Net cash used in operating activities for the nine months ended March 31, 2012 was $421,389, as compared to net cash used in operating activities of $264,685 for the nine months ended March 31, 2011. Our net loss of $1,990,008 for the nine months ended March 31, 2011 was the primary reason for our negative operating cash flow, which was partially offset by an increase in share based compensation of $1,566,348; for the nine months for the period ended March 31, 2012 we had net income but the effect of deducting non-cash income items and increasing activities let to negative cash flow from operations.

Net cash provided by investing activities for the nine months ended March 31, 2012 was $349,647 as compared to net cash used in investing activities of $500,000 for the nine months ended March 31, 2011. Net cash used in investing activities for the nine months ended March 31, 2011 related to cash paid to acquire a 25% equity interest in Kata. Cash provided by investing activities for the nine months ended March 31, 2012,,was due to the net effect of our acquisition of the remaining 75% equity interest in Kata.

Net cash provided by financing activities for the nine months ended March 31, 2011 was $1,425,000, as compared to net cash provided by financing activities of $-0- for the nine months ended March 31, 2012. Net cash provided by financing activities for the nine months ended March 31, 2011 was related to proceeds received from a private equity offering.

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

Going Concern

We have incurred net losses attributable to South American Gold Corp. for the period from inception on May 25, 2005 to March 31, 2012 of $3,476,232 and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Raymond DeMotte, and our Chief Financial Officer, Mr. Cristian Gomez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures are not effective. Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011, which we believe primarily stems from the fact that we had limited accounting and financial staff during the year ended June 30, 2011 which did not possess the requisite qualifications.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, no changes other than those made in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses

As discussed above, as of June 30, 2010 and 2011, we identified material weaknesses in our internal control over financial reporting due to the occurrence of a significant number of out-of-period adjustments and the magnitude of such that were identified during the quarterly closing process for the periods ended December 31, 2009 and March 31, 2010, which we believe primarily stems from the fact that we had limited accounting and financial staff during the year ended June 30, 2010 which did not possess the requisite qualifications. We are currently addressing these material weaknesses as described below.

With respect to our limited accounting and financial staff, in September 2010,  we appointed Mr. DeMotte to serve as our Chief Executive Officer and Mr. Velasquez to serve as our Chief Financial Officer and Secretary. Mr. DeMotte has previously served in accounting and finance positions during his career and has earned an MBA. Mr. Velasquez has post-graduate studies in business and finance and has also served in various accounting and financial reporting positions throughout his career. On March 11, 2011, our board of directors unanimously resolved to create an Audit Committee. The Audit Committee includes two independent directors and Mr. Velasquez. The Chairman of the Audit Committee has in excess of 35 years experience in finance and accounting. In addition, we have engaged as a consultant an accounting specialist to assist us in the preparation of financial information required for our periodic reports. The addition of personnel with financial and accounting expertise has enabled us to implement a system of dual-approval for invoices received and payments made and further evaluate our existing financial close process. In April 2012,  Mr. Velasquez resigned to pursue other interests with no disagreement with the Company, and he was replaced by Mr. Cristian Gomez as CFO in May 2012.

We are currently redesigning our accounting processes and related controls to provide greater assurance that our accounting and related financial disclosures can be completed accurately and in a timely manner. We are also in the process of developing sufficient written policies and procedures.

Management, in coordination with the input, oversight and support of the audit committee of our board of directors, has identified the above-mentioned measures to strengthen our disclosure controls and procedures and internal control over financial reporting and to address the material weaknesses described above. We began implementing these measures in the third and fourth quarters of fiscal 2011, we were expect these remedial actions to be effectively implemented by the end of the prior fiscal year, but to limited staffing we believe these actions will not be complete until the upcoming new fiscal year of 2013.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not Applicable to Smaller Reporting Companies.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

There were no shares issued during the three month period ended March 31, 2012.

Item 3.     Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosure.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

South American Gold Corp.

Date:	May 21, 2012

By: /s/ Raymond DeMotte Raymond DeMotte Title: Chief Executive Officer (Principal Executive Officer)

Date:	May 21, 2012

By: /s/ Cristian Gomez Cristian Gomez Title: Chief Financial Officer (Principal Accounting Officer)

SOUTH AMERICAN GOLD CORP.
(the “Registrant”)
(Commission File No. 000-52156)
Exhibit Index
to Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2012

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS *	XBRL Instance Document		X
101.SCH *	XBRL Taxonomy Extension Schema Document		X
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document		X
101.LAB *	XBRL Extension Labels Linkbase Document		X
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document		X
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document		X

* In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.