Form 10-Q/A
period 2011-12-31
SOUTH AMERICAN GOLD CORP.
filed 2012-08-23
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

South American Gold Corp, (the “Company”), is filing this Amendment to its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 filed with the Securities and Exchange Commission on February 17,2012, for the purpose of re-stating our financial results ,amending the disclosures in the Financial Statements and the Notes to the Financial Statements included in Part I, Item 1 and amending the disclosures in Part I, Item 2 of this filing. We have re-stated our financial results due to an error in recording a Bargain Purchase Gain of $814,283 in the quarter ending December 31,2011,which should have been recorded to Capital Surplus, as the subsidiary purchased we had management control ofas part of the final purchase accounting for acquiring one hundred percent of the subsidiary. This change resulted Net Loss of $62,263for the quarter ending December 31,2011, though the change did not effect Total Stockholders’ Equity as of December 31, 2011 nor the net cash flow reported on the Statement of Cash Flows for the period ending Decmber 31,2011.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	RESTATED
	(Unaudited)	(Audited)
	December 31,	June 30,
	2011	2011

Assets
Current Assets
Cash and cash equivalents	$109,662	$120,537
Prepaid Expenses	3,000	$-
Total current assets	112,662	120,537

Equipment net of depreciation	1,442	1,657

Deposit	-	532,140

Total Assets	114,104	654,334

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	247,430	252,262
Due to related parties	-	-
Total Liabilities	247,430	252,262

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 450,000,000 shares
authorized, 79,211,890 & 79,211,890 issued & outstanding
as of March 31, 2012 & June 30, 2011 respectively	79,212	79,212
Additional paid-in capital	3,972,464	3,158,181
Accumulated other comprehensive income	(38,313)	27,332
Deficit accumulated during the exploration stage	(4,146,688)	(3,854,622)

Total Stockholders' Equity (Deficit)	(133,326)	(589,897)

Non-controlling interest	-	991,968

Total stockholders' equity (deficit)	(133,326)	402,071

Total liabilities and stockholders' equity (deficit)	$114,104	$654,333

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	RESTATED For the Three Months Ended December 31,		RESTATED For the Six Months Ended December 31,		For the Period May 25, 2005 (Inception) to
	2011	2010	2011	2010	December 31,2011

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Exploration Expense	9,855	2,960	131,129	2,960	631,827
Stock Based Compensation	-	-	-	-	1,566,348
Impairment loss on Goodwill	4,797	-	4,797	-	1,285,710
Management Expense	16,791	15,000	24,717	22,000	218,042
Legal Expense	7,076	28,933	37,248	45,530	179,957
Accounting and Audit Expense	15,831	13,785	30,901	21,285	165,263
Professional Fees - Consulting	-	13,000	44,022	20,500	170,000
Other General & Administrative Expense	6,170	14,650	22,074	15,105	184,496
Total Operating Expense	60,520	88,330	294,889	127,380	4,401,643

Income (loss) from operations	(60,520)	(88,330)	(294,889)	(127,380)	(4,401,643)

Other Income (Expense)
		-
Interest Expense	(3,290)	-	(3,290)	-	(3,280)
Interest income	1,547	-	6,113	-	12,714
Total Other Income(Expense)	(1,743)	-	2,823	-	9,434

Net Loss	(62,263)	(88,330)	(292,066)	(127,380)	(4,392,209)

Other comprehensive income (loss)
Foreign currency translation adjustment	(27,194)	-	(65,645)	-	(38,132)
Total other comprehensive income (loss)	(27,194)	-	(65,645)	-	(38,132)

Comprehensive income (loss)	(89,457)	(88,330)	(357,711)	(127,380)	(4,430,341)

Net Loss	(62,263)	(88,330)	(292,066)	(127,380)	(4,392,209)

Net loss attributable to non-controlling interest	-	-	-	-	(245,530)

Net loss attributable to South American Gold Corp.	(62,263)	(88,330)	(292,066)	(127,380)	(4,146,679)

Net loss per common share outstanding,
basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding of common
stock, basic and diluted	79,211,890	214,622,890	79,211,890	214,622,890

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
Consolidated Statements of Cash Flows

	RESTATED		RESTATED
			For the period
			May 25, 2005
	For the Nine Months Ended December 31,		(inception) to
	2011	2010	December 31, 2011

Cash Flows Used in Operating Activities:
Net Income (Loss)	$(292,066)	$(127,380)	$(4,392,220)
Adjustments to reconcile net loss to net cash used in operations			-
Expenses paid by shareholders	-	-	39,000
Stock Based Compensation	-	-	1,566,348
Impairment loss on goodwill	4,797	-	1,285,710

Depreciation	215	-	215
Changes in operating assets and liabilities			-
Prepaid Expenses	(3,000)		(3,000)
Due to related parties		(3,381)	-
Accounts Payable	(4,832)	134,686	373,025

Net Cash (Used In) Operating Activities	(294,886)	3,925	(1,130,922)

Net Cash Used In Investing Activities
Equipment	-	-	(1,657)
Proceeds from business acquisition, net of cash paid of $10,785	349,657	-	(200,343)

Net Cash Provided by (Used In) Investing Activities	349,657	-	(202,000)

Cash Flows From Financing Activities:
Advances from loan from related party	-	-	-
Share Subscriptions Received in Advance	-	-	-
Proceeds from issuance of common stock	-	-	1,506,450

Net Cash Provided by Financing Activities	-	-	1,506,450

Effect of Foreign Currency on Cash	(65,645)		(63,865)

Net Increase (Decrease) in Cash	(10,874)	3,925	109,663

Cash at Beginning of Period	120,537	54	-

Cash at End of Period	$109,663	$3,979	$109,663

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

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

Noncontrolling interest - $603.082; Net assets of Kata Enterprises Inc.  (75%) - $221,201; Credit to Capital Surplus - $814,283.

The previous fair values assigned to the noncontrolling interest and net assets of Kata Enterprises Inc. were provisional amounts, the purchase noncontrolling interest in November 2011 finalized the purchase accounting.

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

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

9.     RESTATEMENT

 The Company in November 2011 purchased the minority interest in Kata Enterprises,Inc, a company which it had management control over and a twenty five per cent ownership interest. This transaction finalized the purchase accounting of the Kata subsidiary acquired. The company originally recorded a bargain purchase gain considering that the transaction was a step-acquisition, however upon evaluation it was determined that this was inappropriate as the company had management control of the subsidiary which requires the gain on acquisition of the minority interest to be recorded as an increase in capital.

Effect of Re-Statement on Three months and Six through December 31, 2011 Consolidated
Statements of Operations ,and Balance Sheet as of December 31, 2011 :

STATEMENT OF OPERATIONS FOR THE			.
THREE MONTH PERIOD ENDING DECEMBER 31, 2011
	As
	Previously	Restatement
	Reported	Adjustments	Restated

BARGAIN PURCHASE GAIN	814,283	(814,283)	0

TOTAL OTHER INCOME(EXPENSE)	812,540	(814,283)	(1,743)

NET INCOME (LOSS)	752,020	(814,283)	(62,263)

COMPREHENSIVE INCOME(LOSS)	724,826	(814,283)	(89,547)

BALANCE SHEET AS OF DECEMBER 31, 2012

	As
	Previously	Restatement
	Reported	Adjustments	Restated

Additional paid-in capital	3,158,181	814,283	3,972,464
Deficit accumulated during the
Exploration stage	(3,332,405)	(814,283)	(4,146,688)

Effect of Re-Statement on six months through December 31, 2011 Consolidated Statements of
Operations and Cash Flows :

STATEMENT OF OPERATIONS FOR THE			.
SIX MONTH PERIOD ENDING DECEMBER 31, 2011
	As
	Previously	Restatement
	Reported	Adjustments	Restated

BARGAIN PURCHASE GAIN	814,283	(814,283)	0

TOTAL OTHER INCOME(EXPENSE)	817,106	(814,283)	2,823

NET INCOME (LOSS)	522,217	(814,283)	(292,066)

COMPREHENSIVE INCOME(LOSS)	456,572	(814,283)	(357,711)

CONSOLIDATED STATEMENT OF CASH FLOWS	As
for the six months ended December 31, 2011	Previously	Restatement
	Reported	Adjustments	Restated
CASH FLOWS USED IN OPERATING ACTIVITIES :

Net Income (Loss) from Operations	752,020	(814,283)	(62,263)
Adjustments to reconcile net loss to
net cash used in operations :
Bargain Purchase Gain	(814,283)	814,283	0

Effect of Re-Statement on inception to date through December 31, 2011 Consolidated Statements of
Operations and Cash Flows :

STATEMENT OF OPERATIONS FOR THE			.
PERIOD FROM INCEPTION THROUGH DECEMBER 31, 2011
	As
	Previously	Restatement
	Reported	Adjustments	Restated

BARGAIN PURCHASE GAIN	814,283	(814,283)	0

TOTAL OTHER INCOME(EXPENSE)	823,717	(814,283)	9,434

NET INCOME (LOSS)	(3,577,926)	(814,283)	(4,392,209)

COMPREHENSIVE INCOME(LOSS)	(3,616,058)	(814,283)	(4,430,341)

CONSOLIDATED STATEMENT OF CASH FLOWS	As
For Period from inception to December 31, 2011	Previously	Restatement
	Reported	Adjustments	Restated
CASH FLOWS USED IN OPERATING ACTIVITIES :

Net Income (Loss) from Operations	(3,577,926)	(814,283)	(4,392,209)
Adjustments to reconcile net loss to
net cash used in operations :
Bargain Purchase Gain	814,283	(814,283)	0

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

Other Items

We reported other expense of $1,743 for the three months ended December 31, 2011, as compared to no other income or expense in the three months ended December 31, 2010.  Other expense during the three months ended December 31, 2011 was primarily attributable to Interest expense of $3,290 exceeding interest income of $1,547.

Net Loss

As a result of the above, for the three months ended December 31, 2011, we reported net comprehensive loss of $89,457, which included a negative foreign currency transaction adjustment of $27,194.  The business operations of our subsidiaries are transacted in Colombian Pesos. The assets and liabilities are translated into U.S. Dollars for financial reporting purposes which resulted in a negative translation adjustment due to changes in the currency exchange rates for the three months ended December 31, 2011.  We reported a net loss of $62,263 before comprehensive loss for the three months ended December 31, 2010.

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

Other Items

We reported other income of $2,823 for the six months ended December 31, 2011, as compared to no other income or expense in the three months ended December 31, 2010, the $2,823 in other income was primarily from interest income.

Net Loss

As a result of the above, for the six months ended December 31, 2011, we reported net loss of $292,066 which included a negative foreign currency transaction adjustment of $65,645. The business operations of our subsidiaries are transacted in Colombian Pesos. The assets and liabilities are translated into U.S. Dollars for financial reporting purposes which resulted in a negative translation adjustment due to changes in the currency exchange rates for the six months ended December 31, 2011.  We reported a net loss of $127,380 for the six months ended December 31, 2010.

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

Going Concern

We have incurred net losses for the period from inception on May 25, 2005 to December 31, 2011 of $4,392,220 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

The company recorded provisional Kata purchase accounting previously which was finalized with the purchase of the remaining noncontrolling interest in Kata in November 2011.This resulted in a much lower value to the Kata purchase transaction’s noncontrolling interest though goodwill had been fully impaired. This finalization of the purchase accounting for the Kata transaction as resulted a lower value to the noncontrolling interest, however the original booking of the noncontrolling interest did not effect the company’s working capital or reported cash flows for prior periods. If the final valuation of the noncontrolling interest had been available for the fiscal year ending 2011, most of the goodwill impairment expense and noncontrolling interest would have been eliminated.

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

South American Gold Corp.

Date:	August 22, 2012

By: /s/ Raymond DeMotte Raymond DeMotte Title: Chief Executive Officer
Date:	August 22, 2012

By: /s/ Cristian Gomez Cristian Gomez Title: Chief Financial Officer

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