Form 10-Q/A
period 2012-03-31
SOUTH AMERICAN GOLD CORP.
filed 2012-08-23
CIK 1351765

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

EXPLANATORY NOTE

South American Gold Corp, (the “Company”), is filing this Amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed with the Securities and Exchange Commission on May 21, 2012, for the purpose re-stating our financial reports, amending the disclosures in the Financial Statements and the Notes to the Financial Statements included in Part I, Item 1 and amending the disclosures in Part I, Item 2 of this filing. The restated financial report and amended discslorues relate to an amendment to our 10-Q report for the period ending December 11,2011, which related to an elimination of the Bargain Purchase Gain of $814,283 which was instead booked to Capital Surplus. This amendment resulted in a net loss of  $435,881for the nine month period ending March 31, 2012.

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

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	RESTATED
	(Unaudited)	(Audited)
	March 31,	June 30,
	2012	2011

Assets
Current Assets
Cash and cash equivalents	$32,599	$120,537
Prepaid Expenses	3,000	$-
Total current assets	35,599	120,537

Equipment net of depreciation	-	1,657

Deposit	-	532,140

Total Assets	35,599	654,334

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	263,301	252,262
Due to related parties	-	-
Total Liabilities	263,301	252,262

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 450,000,000 shares
authorized, 79,211,890 & 79,211,890 issued & outstanding
as of March 31, 2012 & June 30, 2011 respectively	79,212	79,212
Additional paid-in capital	3,972,464	3,158,181
Accumulated other comprehensive income	11,137	27,332
Deficit accumulated during the exploration stage	(4,290,515)	(3,854,622)

Total Stockholders' Equity (Deficit)	(227,702)	(589,897)

Non-controlling interest	-	991,968

Total stockholders' equity (deficit)	(227,702)	402,071

Total liabilities and stockholders' equity (deficit)	$35,599	$654,333

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
RESTATED

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		For the Period May 25, 2005 (Inception) to
	2012	2011	2012	2011	March 31, 2012

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Exploration Expense	42,318	145,274	173,447	148,234	674,145
Stock Based Compensation	-	1,566,348	-	1,566,348	1,566,348
Impairment loss on Goodwill	-	-	4,797	-	1,285,710
Management Expense	27,100	26,275	51,817	48,275	248,142
Legal Expense	47,568	39,771	84,816	89,611	224,525
Accounting and Audit Expense	12,040	9,365	42,941	30,650	177,303
Professional Fees - Consulting	4,000	47,376	48,022	67,876	174,000
Other General & Administrative Expense	10,800	24,131	32,874	39,014	195,296
Total Operating Expense	143,826	1,858,540	438,714	1,990,008	4,545,469

Income (loss) from operations	(143,826)	(1,858,540)	(438,714)	(1,990,008)	(4,545,469)

Other Income (Expense)

Interest Expense	-	-	(3,280)	-	(3,280)
Interest income	-	-	6,113	-	12,714
Total Other Income	-	-	2,833	-	9,434

Net Loss	(143,826)	(1,858,540)	(435,881)	(1,990,008)	(4,536,035)

Other comprehensive income (loss)
Foreign currency translation adjustment	49,450	-	(16,195)	-	11,137
Total other comprehensive income (loss)	49,450	-	(16,195)	-	11,137

Comprehensive income (loss)	(94,377)	(1,858,540)	(452,077)	(1,990,008)	(4,524,898)

Net Loss	(143,826)	(1,858,540)	(435,881)	(1,990,008)	(4,536,035)

Net loss attributable to non-controlling interest	-	-	-	-	(245,530)

Net loss attributable to South American Gold Corp.	$(143,826)	$(1,858,540)	$(435,881)	$(1,990,008)	$(4,290,505)

Net loss per common share outstanding,
basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding of common
stock, basic and diluted	79,211,890	133,163,001	79,211,890	187,858,605

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(formerly Grosvenor Explorations Inc.)
(Exploration Stage Company)
Consolidated Statements of Cash Flows
RESTATED

			For the period
	For the Nine Months Ended March 31,		May 25, 2005
			(inception) to
	2012	2011	March 31, 2012

Cash Flows Used in Operating Activities:
Net Income (Loss)	$(435,881)	$(1,990,008)	$(4,536,035)
Adjustments to reconcile net loss to net cash used in operations			-
Expenses paid by shareholders	-	-	39,000
Stock Based Compensation	-	1,566,348	1,566,348
Impairment loss on goodwill	4,797	-	1,285,710
Depreciation	1,657	-	1,657
Changes in operating assets and liabilities
Prepaid Expenses	(3,000)		(3,000)
Due to related parties		26,637	-
Accounts Payable	11,039	132,337	388,896

Net Cash (Used In) Operating Activities	(421,389)	(264,685)	(1,257,424)

Net Cash Used In Investing Activities
Equipment	-	-	(1,657)
Proceeds from business acquisition, net of cash paid of $10,785	349,647	(500,000)	(200,354)

Net Cash Provided by (Used In) Investing Activities	349,647	(500,000)	(202,011)

Cash Flows From Financing Activities:
Advances from loan from related party	-	-	-
Share Subscriptions Received in Advance	-	1,425,000	-
Proceeds from issuance of common stock	-	-	1,506,450

Net Cash Provided by Financing Activities	-	1,425,000	1,506,450

Effect of Foreign Currency on Cash	(16,196)		(14,416)

Net Increase (Decrease) in Cash	(87,938)	660,315	32,599

Cash at Beginning of Period	120,537	54	-

Cash at End of Period	$32,599	$660,369	$32,599

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

Effect of Re-Statement on Nine months ended March 31, 2012 Consolidated Statements of
Operations and Cash Flows,and Balance Sheet as of March 31, 2012 :

STATEMENT OF OPERATIONS FOR THE			.
NINE MONTH PERIOD ENDING MARCH 31, 2012
	As
	Previously	Restatement
	Reported	Adjustments	Restated

BARGAIN PURCHASE GAIN	814,283	(814,283)	0

TOTAL OTHER INCOME(EXPENSE)	817,136	(814,283)	2,833

NET INCOME (LOSS)	378,422	(814,283)	(435,881)

COMPREHENSIVE INCOME(LOSS)	362,227	(814,283)	(452,077)

BALANCE SHEET AS OF MARCH 31, 2012

	As
	Previously	Restatement
	Reported	Adjustments	Restated
Additional paid-in capital	3,158,181	814,283	3,972,464
Deficit accumulated during the
Exploration stage	(3,476,232)	(814,283)	(4,290,515)

CONSOLIDATED STATEMENT OF CASH FLOWS	As
for the nine months ended March 31, 2012	Previously	Restatement
	Reported	Adjustments	Restated
CASH FLOWS USED IN OPERATING ACTIVITIES :

Net Income (Loss) from Operations	378,422	(814,283)	(435,861)
Adjustments to reconcile net loss to
net cash used in operations :
Bargain Purchase Gain	(814,283)	814,283	0

Effect of Re-Statement on Inception to Date through March 31, 2012 Consolidated Statements of
Operations and Cash Flows :

STATEMENT OF OPERATIONS FOR THE			.
PERIOD OF INCEPTION THROUGH MARCH 31, 2012
	As
	Previously	Restatement
	Reported	Adjustments	Restated

BARGAIN PURCHASE GAIN	814,283	(814,283)	0

TOTAL OTHER INCOME(EXPENSE)	823,717	(814,283)	9,434

NET INCOME (LOSS)	(3,721,772)	(814,283)	(4,536,055)

COMPREHENSIVE INCOME(LOSS)	(3,710,615)	(814,283)	(4,524,898)

CONSOLIDATED STATEMENT OF CASH FLOWS	As
FROM INCEPTION THROUGH MARCH 31,2012	Previously	Restatement
	Reported	Adjustments	Restated
CASH FLOWS USED IN OPERATING ACTIVITIES :

Net Income (Loss) from Operations	(3,721,772)	(814,283)	(4,536,055)

Bargain Purchase Gain	814,283	(814,283)	0

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

Other Income (loss)

Other income in the nine months ended March 31, 2012 totaled $2,833 which comprised a net of interest income and interest expense.

Net Income( Loss)

As a result of the above, for the nine months ended March 31, 2012, we reported a net loss of $435,881, as compared to a net loss of $1,990,008 for the nine months ended March 31, 2011. The decrease in our net loss was primarily attributable to decreased operating expenses incurred during the reporting period, which is described above.  Comprehensive loss for the nine months ended March 31, 2012 and 2011 respectively was  and $(1,990,008) for 2011 and for 2012 comprehensive loss of $(452,077); other comprehensive income in 2011 was $-0- compared to a loss in the same period in 2012 of $16,195.

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

Net cash used in operating activities for the nine months ended March 31, 2012 was $421,389, as compared to net cash used in operating activities of $264,685 for the nine months ended March 31, 2011. Our net loss of $1,990,008 for the nine months ended March 31, 2011 was the primary reason for our negative operating cash flow, which was partially offset by an increase in share based compensation of $1,566,348; for the nine months for the period ended March 31, 2012 we had net loss of $435,881 but the effect of deducting non-cash income items and increased accounts payable led to somewhat lower negative cash flow from operations of $421,389.

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

In November 2011 we purchased the noncontrolling interest  in Kata, and resulted in an increase in our capital surplus as noted in our financial statements of $814,283 offset by a decrease in noncontrolling interest of $814,283.The purchase of the remaining interest in Kata finalized the purchase accounting for the Kata transaction.

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

Going Concern

We have incurred net losses attributable to South American Gold Corp. for the period from inception on May 25, 2005 to March 31, 2012 of $4,536,035 and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The Company originally recorded the purchase of Kata using provisional accounting.  At the time of the original purchase the Company only acquired 25% of Kata.  In November 2011, the Company finalized the purchase of the non-controlling interest of Kata.   This resulted in a much lower value being assigned to the non-controlling interest , did not affect the Company’s working capital or reported cash flows for prior periods.

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