Form 10-K
period 2012-06-30
SOUTH AMERICAN GOLD CORP.
filed 2012-10-12
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No ☒

As of October 8,2012, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price of $0.0043 was:  $383,611

The number of shares of our common stock outstanding as of September 15, 2012 was: 89,211,890

Documents Incorporated by Reference:  None

FORM 10-K
SOUTH AMERICAN GOLD CORP.
JUNE 30, 2012

PART I

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules.	61

Glossary
Signature Page

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

●
risk that changes to Colombian and American, mining laws, which include a comprehensive overhaul of rules applicable to companies engaged in mining activities, will adversely impact our operations in the USA, or potential operations in other geographical areas we may choose to operate in

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in Colombia, the United States or other areas

●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration or development activities or the completion of feasibility studies;

●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;

●	political and regulatory risks associated with mining development and exploration; and

●	other risks and uncertainties related to our prospects, properties and business strategy.

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

PART I

ITEM 1.    Business.

Overview

We were incorporated in the state of Nevada on March 25, 2005 and previously operated under the name Grosvenor Explorations Inc.  Effective October 18, 2010, we changed our name to “South American Gold Corp.” pursuant to a parent/subsidiary merger with our wholly-owned non-operating subsidiary, South American Gold Corp., which was established for the purpose of giving effect to this name change.  Our current primary focus is the acquisition, exploration, and potential development of mining properties.

In January 2008, we entered into an assignment agreement where we were assigned a 100% interest in a 7-unit claim block containing 92.8 hectares located in Vietnam, referred to herein as the “Kon Tum Gold Claim.”  The Kon Tum Gold Claim has been staked and recorded with the Mineral Resources Department of Energy and Mineral Resources of the government of the Republic of Vietnam.

In September 2010, we appointed a new CEO and CFO of the Company, and in the first quarter 2011 two new directors and two vice presidents of geology and operations, respectively.

In light of some of the potential opportunities recently presented to our management to acquire interests in certain mineral claims and mining rights on properties located in Colombia, South America, our management decided in the last quarter of 2010 to reassess its proposed plan for exploration for the Kon Tum Gold Claim and the overall desirability of maintaining an ownership interest in mineral claims and mining rights located in Vietnam.  We reviewed current economic conditions within Vietnam and globally and concluded that it is more likely that favorable economic trends can be sustained over an extended period of time within Colombia, as compared to Vietnam.  Our management also believes that the emergence of a strong mineral exploration industry within Colombia will make it easier for us to attract, retain and motivate qualified personnel and access the equipment necessary for exploration.  For the foregoing reasons, our management has determined that it would be in our best interest to focus our efforts exclusively on the acquisition and development of mining properties in Colombia, a geographical area in which our management believes offers a more promising opportunity for our company.

We reviewed our available alternatives and canvassed a number of qualified parties in an attempt to dispose of our interests in the Kon Tum Gold Claim for value.  As a result of our inability to locate an interested party to enter into a transaction to dispose of our interests in the Kon Tum Gold Claim for value and a determination that further canvassing of the market would likely be fruitless, we made a determination to abandon our interests in the Kon Tum Gold Claim and in 2011 into a transaction to dispose of our interests in the Kon Tum Gold Claim for value and a determination that further canvassing of the market would likely be fruitless, we made a determination to abandon our interests in the Kon Tum Gold Claim and in 2011sent a notice indicating such to the appropriatesent a notice indicating such to the appropriate governmental body in Vietnam.

In 2011, management elected to expand our geographic focus beyond Colombia to include North and Central America, using the experience and industry contacts of our management team. This resulted in the Company acquiring mineral property interests by acquisition, lease or option in Nevada and Arizona, the Lucky Boy Silver and GB-2 prospects, respectively, and subsequent to our fiscal year end the Baltimore project

During 2011, we conducted exploration activities in Colombia in the Narino province both at the Santa Cruz gold project and surrounding areas, developed industry and governmental contacts, retained local consultants, and review of mining and business laws and regulations. We consider Colombia highly prospective for gold exploration, development and production. However in a management review of activities and potential in Colombia in the fourth quarter of calendar 2011, it became apparent that with the combined high-cost of operating in Colombia, the government announcements of a comprehensive overhaul of mining laws, and the government announcing no new concessions would be granted until that overhaul was completed,  it was decided to scale back our activities in Colombia. The announced overhaul originally was to be completed by February 2012, was then delayed until August 2012, and as of this filing, it is unknown when it will be finalized. We maintain a small office in Copacabana, Antioquia in Colombia and continue to monitor regularly developments in the country.

We are considered an exploration or exploratory stage company because our business plan is to engage in  the examination, investigation and exploration of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.  There is no assurance that a commercially viable mineral deposit will exist on any of the properties or properties underlying any mineral property interests that we have or may acquire in the future.  In order to make any final evaluation as to the economic and legal feasibility of placing any exploration project into production, a great deal of exploration is required.  We possess no known reserves of any type of mineral, have not discovered an economically viable mineral deposit and there is no assurance that we will ever discover one.  If we cannot acquire or locate mineral deposits, or if it is not economical to recover any mineral deposits that we do find, our business and operations will be materially and adversely affected and we may have to cease operations.

Substantially all of our assets will be used commercializing mining rights and mineral claims located within a limited geographical area.  Accordingly, any adverse circumstances that affect these areas would affect us and your entire investment in shares of our common stock.  If any adverse circumstances were to arise, we would need to consider alternatives, both in terms of our prospective operations and for the financing of our activities.  Management cannot provide assurance that we will ultimately achieve profitable operations or become cash-flow positive, or raise additional debt and/or equity capital.  If we are unable to raise additional capital, we will continue to experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures including ceasing operations.  We may also consider entering into a joint venture arrangement to provide the required funding to acquire and  explore any mineral property interests.  We have not undertaken any efforts to locate a joint venture participant.  Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund the acquisition and exploration of mineral property interests.  If we enter into a joint venture arrangement, we would likely have to assign a percentage of any mineral property interest we may hold to the joint venture participant.  For more information on the risks involved in this offering, see “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

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

In November 2010, Kata entered into an agreement to acquire, through its subsidiary, an eighty-five percent (85%) interest in certain mining concessions located in the Nariño province of Colombia covering the area that is the subject of the IKE-10421X concession application (the “Mining Concessions”), but has not successfully closed that transaction as of this time (the “Kata Transaction”).  Kata is an entity that has nominal operations.  Our understanding was that closing of the Kata Transaction was conditioned upon the transferor of the Mining Concessions receiving acceptance of an application for a concession contract, executing a concession contract with Ingeominas (the entity authorized by the Colombian Ministry of Mines and Energy to grant mining concession contracts), registration of that contract at the National Mining Registry and securing the requisite approvals and governmental consents for the transfer of the Mining Concessions to Kata’s subsidiary. We could not provide any assurance that Kata, through its subsidiary, would be able to successfully close the Kata Transaction. In the event that Kata, through its subsidiary, failed to close the Kata Transaction and if by February 25, 2012 failed to have the Mining Concessions registered in the National Mining Registry of Colombia in favor of Kata’s subsidiary, the Agreement provides that Seller would have been obligated to deliver to the Company one-hundred percent (100%) of the outstanding capital stock of Kata (the “100% Stake”)  without any additional consideration being paid.  In such event, we would not have acquired any direct or indirect interest in the Mining Concessions and not be entitled to recover any of our exploration expenditures of other expenses incurred in connection with acquiring the 25% Stake, other than our entitlement, indirectly through our subsidiary, to the return of the $500,000 Closing Payment.

Under the terms of the Agreement, if we exercised all of the options to purchase in the Agreement and acquire the entire 100% Stake, we would pay Seller an aggregate of $4,000,000 in cash and issue to Seller 4,000,000 shares of our common stock in order to acquire one hundred percent (100%) of the outstanding capital stock of Kata.

Amendment No. 2 to Stock Purchase Agreement

On November 28, 2011, the Company entered into Amendment No. 2 to the Stock Purchase Agreement (“the Second Amendment”) with Minera Kata S.A., a corporation organized under the laws of the Republic of Panama (“Seller.”) Pursuant to the terms of the Agreement, the Company acquired from Seller twenty-five percent (25%) of the outstanding capital stock (the “25% Stake”) of Kata Enterprises, Inc.(“Kata”), and was granted certain options under which the Company could increase its ownership interest to acquire the remaining seventy-five percent (75%) of the outstanding capital stock of Kata. Kata Enterprises S.A.S., a corporation organized under the laws of the Republic of Colombia, is a wholly owned subsidiary of Kata and own eighty-five percent (85%) of the outstanding capital stock of Minera Nariño S.A.S., a corporation organized under the laws of the Republic of Colombia (“Minera Nariño.”)

The Agreement provided that Seller would be obligated to deliver to the Company one-hundred percent (100%) of the outstanding capital stock of Kata (the “100% Stake”) without any additional consideration being paid should Minera Nariño fails to close the Kata Transaction and failed by February 25, 2012 to have the Mining Concessions registered in the National Mining Registry of Colombia in favor of Minera Nariño. The Second Amendment modified the Agreement to extend the obligation of Seller to deliver the 100% Stake to include any termination of the agreement underlying the Kata Transaction and required the Company to pay Seller consideration of $10,000 should any of the conditions required for Seller to deliver to the Company the 100% Stake. Except for the foregoing changes, there were no other changes made by the Second Amendment to the Agreement.

The foregoing description of the Agreement does not purport to be complete is qualified in its entirety by reference to Exhibit 10.1 to the Form 8-K filed on March 2, 2011 and Exhibit 10.2 to the Form 8-K filed on April 29, 2011, each incorporated herein by reference

Termination Agreement

After the Colombian government began to make changes in its administration of the mining sector in late 2011 and early 2012, which may include the establishment of new government agencies and regulations and potentially adversely impact the Company by resulting in further delays in implementing plans and increased compliance costs. When the Agreement was initially entered into, the parties did not anticipate that an extended period of time would be required to secure approval of the IKE-10421X concession application. The Company has received no assurances that the approval of the IKE-10421X concession application is imminent. For the foregoing reasons, the Company determined that it would be in its best interest to abandon its plan to acquire an interest in the mining and mineral rights underlying any prospective concession contact to be granted on the basis of the IKE-10421X concession application if Seller would return the $500,000 cash payment it received from the Company when the Agreement was entered into on February 25, 2011 (the “Closing Payment”).

On November 18, 2011, Minera Nariño entered into a Termination and Transaction Agreement (the “Termination Agreement”) which resulted in the termination of the agreement under which it had a right to acquire the Mining Concession which were the subject of the IKE-10421 concession application should the Kata Transaction have successfully closed. Pursuant to the terms of the Termination Agreement, the Closing Payment was transferred to Kata Enterprises S.A.S. Also on November 18, 2011, Kata Enterprises S.A.S. entered into an agreement and acquired in exchange for approximately $750 USD the remaining fifteen percent (15%) of the remaining outstanding capital stock of Minera Nariño, which resulted in the acquisition by Kata Enterprises S.A.S. of all of the outstanding stock of Minera Nariño. The Company completed its purchase accounting at this time for the transaction.

Description of Property Underlying the IKE-10421X Concession Application

For further description of our activities at the Santacruz Gold project and nearby areas please see “Property” section below.

Expansion to the United States

The Company in 2011 decided to expand our geographic focus beyond Colombia to include North and Central America. This resulted in the acquisition of the Lucky Boy Silver and GB-2 Gold projects further described under “Property” below. Both projects may be considered early-stage exploration projects that we consider prospective Silver and Gold prospects respectively. We primarily targeting the western United States projects with former production or located in historic mining districts.

The Mining Industry and the Exploration Process

The mining industry is dominated by large companies who can finance through cash flows and outside financing the development costs to put mines into production, and subject to inherent uncertainty due to various factors including fluctuating short term commodity prices, expensive and changing government regulations, and as a mineral deposit depletes during production there is a constant need to develop new deposits.

Junior mining companies focus on the acquisition of mineral properties or mineral property interests, and seek to add value through exploration, often employing a project generative business model whereby the objective is to joint-venture, sell or lease to larger and better capitalized companies. Success is dependent on various factors ( see “Risk Factors” below) including in particular capable and experienced technical personnel.

Our exploration process is designed to acquire, explore and evaluate exploration properties in an economically and technically efficient manner. We have formulated general and specific exploration plans as described herein, and subject to our ability to raise sufficient funding to implement, we intend to implement our exploration plans though timing may vary for each property according to our priorities for each.

Generally we expect our exploration work on a given property to proceed in a three phase process. The first phase typically begins with research of available geologic literature, interviews when possible with industry professionals familiar with the potential project, and any general information available on the project. We conduct initial site visits and reconnaissance exploration, and based on recommendations may augment this with geologic mapping, geophysical and geochemical testing, examination of existing workings including tunnels, shafts, prospect pits, dump material and tailings ponds, and surface outcrops. If we identify potential mineralized zone, we may dig trenches for sampling and further examination of the vein, and identify potential drill targets. Simultaneously we must determine the requisite permitting for these and subsequent activities.

Currently our projects may be considered in Phase I. We  note that subsequent to the end of our fiscal year ending June 30,2012 we acquired an interest in the Baltimore Silver project.

During Phase II we would engage in more advanced geologic mapping, geochemical and geophysical surveys if recommended, exploration drilling, all designed to determine the presence or probability of mineralization of potential economic importance, Preliminary development cost information and bulk samples for metallurgical testing may also occur during this period. Certain projects with former production may include bulk sampling in Phase I.

Phase III would be advancing upon results of Phase I and Phase II to more precisely determine the depth, width, length, tonnage, value per ton of any deposit identified  This would be accomplished through additional drilling, metallurgical testing, developing further technical, economic, regulatory and logistical data to support a pre-feasibility or feasibility report.

The permitting process is a key determinant in the development of timetables for exploring a project, which may be outside the control of the company. This can be partially mitigated by beginning the permitting process early, and careful selection of personnel to deal with these issues.

Effect of Existing or Probable Governmental Regulations on the Business

Overview

USA

The United States has a system of laws and regulations affecting the mining industry on the Federal, State and often local county level. The system is three-fold based on either unpatented mining claims, granted by the Federal government, state mineral leases, or operations on private land. Numerous environmental laws and regulations implemented generally by the federal Environmental Protection Agency (“EPA”) and state agencies generally stem from the 1972 Clean Air and Water act. In general these regulations govern air and water quality issues, supplemented by health and safety concerns regulated by MSHA (mine safety and health administration).Since mining requires water usage, and discharge, at most stages whether exploration drilling, or mill processing or materials, water discharge is a key environmental issue to be dealt with, as well as any surface disturbance on federal mining claims in particular. Numerous permits and bonding requirements can be required before the commencement of even basic exploration activities

Our business is subject to extensive federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, and the use of toxic substances, environmental regulations, mine safety and other matters. The Company is subject to potential risks and liabilities occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies in the minerals industry) at a reasonable price. To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

All operating and exploration plans have been made in consideration of existing governmental regulations. Regulations that most affect operations are related to surface water quality and access to public lands. An approved plan of operations (POO) and a financial bond are usually required before exploration or mining activities can be conducted on public land that is administered by the United States Bureau of Land Management (BLM) or United States Forest Service (USFS).

No major Federal permits are required for the Baltimore Silver mine because the operations are on private land and there are no process discharges to surface waters. However, any exploration program conducted by the Company on unpatented mining claims, usually administered by the BLM or USFS, requires a POO to be submitted. Our exploration programs on public land can be delayed for significant periods of time (one to two years) because of the slow permitting process applied by the USFS. State regulations must also be considered even for basic exploration activities.

The Company will be subject to the rules of the U.S. Department of Labor, Mine Safety and Health Administration (MSHA) for any project put into operation. When an underground mine or mill is operating, MSHA performs a series of regular quarterly inspections to verify compliance with mine safety laws, and can assess financial penalties for violations of MSHA regulations. A typical mine citation order for a violation that is not significant or substantial it may be a few hundred dollars.

When the Company plans an exploration drilling program on public lands, it must submit a POO to either the BLM or USFS. Compilation of the plan can take several days of professional time and a reclamation bond is usually required to start drilling once the plan is approved. Bond costs vary directly with surface disturbance area, but a small, single set-up drilling program may require  a bond amount of  $5,000. If a plan requires road building, the bond amount can increase significantly. Upon completion of site reclamation and approval by the managing agency, the bond amount is returned to the Company.

State agencies may have their own requirements regarding surface disturbance, water discharge or reclamation requirements.

The Company complies with local building codes and ordinances as required by law.

Colombia

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

As indicated above, the modification set forth in Law 1382 of February 9, 2010 to Mining Law 685 of 2001 was declared unconstitutional through ruling C-366 of the Constitutional Court, but it will remain in force as Colombian law until September 2013.  We are unable to ascertain the impact of this change and other future changes to the current mining laws at this time, which include a comprehensive overhaul of rules applicable to companies engaged in mining activities.  In addition, the Colombian government recently imposed a temporary moratorium on new application approvals.

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

Employees

Our Chief Executive Officer, Raymond DeMotte, and our Chief Financial Officer, Cristian Gomez, are presently providing us with consulting services on a full-time basis, and our Vice President’s of Operations and Geology on an as-needed basis.  We engage contractors on an as-needed basis to assist us in conducting exploration activities, planning for exploration and reviewing other exploration properties for diligence purposes in determining whether to pursue acquisitions; currently in addition to our officers, we have three geologists, and one mine engineer, that we engage as needed on our projects.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We own a 100% interest in the issued and outstanding stock of Kata Enterprises Inc., a corporation organized under the laws of the Republic of Panama, which in turn owns a subsidiary in Colombia.

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

As noted in our financial statements, we have incurred a net loss of $4,559,104 for the period from inception on March 25, 2005 to June 30, 2012 and have presently no source of revenue.  At June 30, 2012, we had a working capital deficit of $261,895.  As of June 30, 2012, we had cash and cash equivalents in the amount of US $87.  We will have to raise additional funds in order to sustain any level of operations and commence any recommended exploration activities.

The audit report of Madsen & Associates, CPA’s Inc.’s for the fiscal year ended June 30, 2012 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

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

Our future success depends largely upon the continued service of board members, executive officers and other key personnel.  Our success also depends on our ability to continue to attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations.  Personnel represent a significant asset, and the competition for such personnel is intense in the mineral exploration industry.  We may have particular difficulty attracting and retaining key personnel in the initial phases of our operations.

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

As some of our officers  are located outside of the United States, you may have no effective recourse against our us or our management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Some of our officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Indemnification of officers and directors.

Our Articles of Incorporation and Bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Our stockholders therefore will have only limited recourse against the individuals.

Because frequently entire areas covered by  applications for a concession contract in Colombia transferor to may contain an area classified as a forestry reserve, there is a risk that exploration and mining activities causing any significant surface disturbance cannot be undertaken, should we acquire an interest in any such concessions

Under Colombia law, only prospecting activities which would not result in any significant surface disturbance can be undertaken in an area classified as a forestry reserve.  In order to commence any exploration and mining activities causing any significant surface disturbance in the area that is the subject of a concession contract, it will be necessary to initiate a proceeding before the competent environmental authority to reclassify the entire area, or a portion thereof, that is the subject of the Mining Concessions so that it is no longer classified as a forestry reserve.  We cannot provide any assurance, that efforts to declassify a portion or all of the subject area as a forestry reserve will be successful.  Assuming a concession contract is acquired, but we are unable to succeed in reclassifying a portion or all of the area that is the subject of the Mining Concessions so that it is no longer classified as a forestry reserve, we will be unable to commence any exploration or mining activities causing any significant surface disturbance on the area subject to the Mining Concessions.. In the event this were to occur, there is a substantial risk that we would not be entitled to any return of any amount paid to Seller upon execution of the any transaction. In addition, even if any effort to reclassify the entire area that is the subject of the Mining Concessions so that it is no longer classified as a forestry reserve is successful, there may be significant delay adversely impacting our prospects. We have no ending application for any mining concessions in Colombia.

Any foreign activities are subject to additional inherent risks.

We currently have no significant assets or operations outside the United States. Because we seek to conduct operations internationally, we may be subject to political and economic risks such as:

•	the effects of local political, labor and economic developments and unrest;
•	significant or abrupt changes in the applicable regulatory or legal climate;

•	exchange controls and export restrictions;
•	expropriation or nationalization of assets with inadequate compensation;

•	currency fluctuations and repatriation restrictions;
•	invalidation of governmental orders, permits or agreements;

•	renegotiation or nullification of existing concessions, licenses, permits and contracts;
•	corruption, demands for improper payments, expropriation, and uncertain legal enforcement and physical security;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations;
•	fuel or other commodity shortages;

•	illegal mining;
•	laws or policies of foreign countries and the United States affecting trade, investment and taxation;
•	civil disturbances, war and terrorist actions; and

•	seizures of assets.

Consequently, our exploration, development and production activities outside of the United States may be substantially affected by factors beyond our control, any of which could materially adversely affect our financial condition or results of operations

We have no experience in Southeastern Europe in general, and specifically in mining and alternative energy sectors

We are currently evaluating potential opportunities to conduct business activities in Southeastern Europe, including potential acquisition of precious metal and industrial mineral projects, and to enter into the alternative energy sectors, in the region. While our management has international business experience, it has limited experience in this region, thus any such entry into this market may contain higher risks of success than other others where we seek to operate in.

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

We face substantial governmental regulation and environmental risk.

Our business is subject to extensive U.S. and foreign, federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, and use of toxic substances, environmental regulations, mine safety and other matters.

We are required to reclaim properties after mining is completed and specific requirements vary among jurisdictions. In some cases, we may be required to provide financial assurances as security for reclamation costs, which may exceed our estimates for such costs. The historical operations of entities and properties we may acquire could have been alleged to have generated environmental contamination. We could also be held liable for worker exposure to hazardous substances. There can be no assurances that we will at all times be in compliance with all environmental, health and safety regulations or that steps to achieve compliance would not materially adversely affect our business.

In addition to existing regulatory requirements, legislation and regulations may be adopted or permit limits reduced at any time that result in additional operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties. Mining accidents and fatalities, whether or not at our mines or related to gold or silver mining, may increase the likelihood of additional regulation or changes in law. In addition, enforcement or regulatory tools and methods available to governmental regulators such as the U.S. Environmental Protection Agency which have not been used, could in the future be used against us. Federal or state environmental or mine safety regulatory agencies may any future  mines we may develop or acquire to be temporarily or permanently closed, which may have a material adverse effect on future cash flows, results of operations, or financial condition.

From time to time, the U.S. Congress considers proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on federal lands. The extent of any future changes is not known and the potential impact on us as a result of U.S. Congressional action is difficult to predict. Changes to the General Mining Law, if adopted, could adversely affect our ability to economically develop mineral reserves on federal lands. Although we are not currently mining on federal land, exploration and future mining could occur on federal land.

The Clean Water Act requires permits for operations that discharge into waters of the United States. Such permitting has been a frequent subject of litigation by environmental advocacy groups, which has resulted, and may in the future result, in declines in such permits or extensive delays in receiving them. This may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations could result in the suspension, denial, or revocation of required permits, which could have a material adverse impact on our cash flows, results of operations, or financial condition.

Federal legislation  and implementing regulations adopted and administered by the U.S, Environmental Protection Agency, U.S. Forest Service, Bureau of Land management, Fish and Wildlife Service, Army Corps of Engineers, Mine Safety and health Administration, and other federal agencies, and legislation such as the federal Clean Water Act, Clean Air Act, National Environmental Policy Act, Endangered Species Act, and Comprehensive Environmental Response and Liability Act (CERCLA), all can have a direct bearing on U.S Exploration, Development and Mining operations.

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

The titles to some of our properties may be defective or challenged.

Unpatented mining claims constitute a significant portion of our undeveloped property holdings, the validity of which could be uncertain and may be contested. Although we have conducted title reviews of our property holdings, title review does not necessarily preclude third parties from challenging our title. In accordance with mining industry practice, we do not generally obtain title opinions until we decide to develop a property. Therefore, while we have attempted to acquire satisfactory title to our undeveloped properties, some titles may be defective.

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

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our proposed operations will be subject to all the hazards and risks inherent in the exploration, development and production of reserves, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence could cause us to fail.

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

Risks Relating to our Common Stock

Trading on the over-the-counter market may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the over the counter market of the Financial Industry Regulatory Authority, reported under OTC markets (the “OTCQB”).  Trading in stock quoted on the OTC is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex.  These factors may result in investors having difficulty reselling any shares of our common stock.

Because our common stock is quoted and traded on the OTCQB, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale.  The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale.  Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock.  As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.  If these activities are commenced, they may be discontinued at any time.  These transactions may be effected on the OTCQB or any other available markets or exchanges.  Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders who may seek to sell the “restricted” shares purchased in this offering; provided the shareholder meets the requirements of Rule 144 promulgated under the Securities Act.

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

Our Securities may no tbe  currently eligible for sale under Rule 144 and any future sales of our securities may be adversely affected by our failure to file all reports required by the Exchange Act.

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

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-

dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

ITEM 1B.     Unresolved Staff Comments.

None.

ITEM 2.    Properties.

Columbia

We maintain a small office in Medellin, Colombia, and continue to monitor developments in the political and economic situation, in particular the mining industry. We have acquired through our Kata acquisition and our own efforts, a database of information related to the Narino province (departmento) to guide us on due diligence on any projects we may seek to acquire in the country, though we do not plan to enter into any definitive agreement in 2012, or the first half of 2013 unless a clear mining law and regulations are in place in the country, that we would have sufficient working capital, and that any project presented to us met our acquisition criteria and an acceptable price.

Overview : Santa Cruz Gold Project and Narino Province

 In 2010 the Company decided to extend its geographic focus to include Colombia, and in 2011 spent considerable time in business development and exploration activities in the Narino province of Colombia, including an agreement concerning the Santa Cruz Gold project. In November 2011 due to uncertainties in regard to the Colombian mining laws  we acquired one hundred percent of Kata Enterprises, Inc., as described below, and terminated its agreements related to the Santa Cruz Gold project. We have built a database of information on the historic mining district of Narino, and remain interested in our prior target areas of exploration.  The below description of our activities in Narino and the information acquired is outlined, however the reader is cautioned we at present have no mineral property interest in Colombia.

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

In November 2010, Kata entered into an agreement to acquire, through its subsidiary, an eighty-five percent (85%) interest in certain mining concessions located in the Nariño province of Colombia covering the area that is the subject of the IKE-10421X concession application (the “Mining Concessions”), but has not successfully closed that transaction as of this time (the “Kata Transaction”).  Kata is an entity that has nominal operations.  Our understanding was that closing of the Kata Transaction was conditioned upon the transferor of the Mining Concessions receiving acceptance of an application for a concession contract, executing a concession contract with Ingeominas (the entity authorized by the Colombian Ministry of Mines and Energy to grant mining concession contracts), registration of that contract at the National Mining Registry and securing the requisite approvals and governmental consents for the transfer of the Mining Concessions to Kata’s subsidiary. We could not provide any assurance that Kata, through its subsidiary, would be able to successfully close the Kata Transaction. In the event that Kata, through its subsidiary, failed to close the Kata Transaction and if by February 25, 2012 failed to have the Mining Concessions registered in the National Mining Registry of Colombia in favor of Kata’s subsidiary, the Agreement provides that Seller would have been obligated to deliver to the Company one-hundred percent (100%) of the outstanding capital stock of Kata (the “100% Stake”)  without any additional consideration being paid.  In such event, we would not have acquired any direct or indirect interest in the Mining Concessions and not be entitled to recover any of our exploration expenditures of other expenses incurred in connection with acquiring the 25% Stake, other than our entitlement, indirectly through our subsidiary, to the return of the $500,000 Closing Payment.

Under the terms of the Agreement, if we exercised all of the options to purchase in the Agreement and acquire the entire 100% Stake, we would pay Seller an aggregate of $4,000,000 in cash and issue to Seller 4,000,000 shares of our common stock in order to acquire one hundred percent (100%) of the outstanding capital stock of Kata.

Amendment No. 2 to Stock Purchase Agreement

On November 28, 2011, the Company entered into Amendment No. 2 to the Stock Purchase Agreement (“the Second Amendment”) with Minera Kata S.A., a corporation organized under the laws of the Republic of Panama (“Seller.”) Pursuant to the terms of the Agreement, the Company acquired from Seller twenty-five percent (25%) of the outstanding capital stock (the “25% Stake”) of Kata Enterprises, Inc.(“Kata”), and was granted certain options under which the Company could increase its ownership interest to acquire the remaining seventy-five percent (75%) of the outstanding capital stock of Kata. Kata Enterprises S.A.S., a corporation organized under the laws of the Republic of Colombia, is a wholly owned subsidiary of Kata and own eighty-five percent (85%) of the outstanding capital stock of Minera Nariño S.A.S., a corporation organized under the laws of the Republic of Colombia (“Minera Nariño.”)

The Agreement provided that Seller would be obligated to deliver to the Company one-hundred percent (100%) of the outstanding capital stock of Kata (the “100% Stake”) without any additional consideration being paid should Minera Nariño fails to close the Kata Transaction and failed by February 25, 2012 to have the Mining Concessions registered in the National Mining Registry of Colombia in favor of Minera Nariño. The Second Amendment modified the Agreement to extend the obligation of Seller to deliver the 100% Stake to include any termination of the agreement underlying the Kata Transaction and required the Company to pay Seller consideration of $10,000 should any of the conditions required for Seller to deliver to the Company the 100% Stake. Except for the foregoing changes, there were no other changes made by the Second Amendment to the Agreement.

The foregoing description of the Agreement does not purport to be complete is qualified in its entirety by reference to Exhibit 10.1 to the Form 8-K filed on March 2, 2011 and Exhibit 10.2 to the Form 8-K filed on April 29, 2011, each incorporated herein by reference

Termination Agreement

After the Colombian government began to make changes in its administration of the mining sector in late 2011 and early 2012, which may include the establishment of new government agencies and regulations and potentially adversely impact the Company by resulting in further delays in implementing plans and increased compliance costs. When the Agreement was initially entered into, the parties did not anticipate that an extended period of time would be required to secure approval of the IKE-10421X concession application. The Company has received no assurances that the approval of the IKE-10421X concession application is imminent. For the foregoing reasons, the Company determined that it would be in its best interest to abandon its plan to acquire an interest in the mining and mineral rights underlying any prospective concession contact to be granted on the basis of the IKE-10421X concession application if Seller would return the $500,000 cash payment it received from the Company when the Agreement was entered into on February 25, 2011 (the “Closing Payment”).

On November 18, 2011, Minera Nariño entered into a Termination and Transaction Agreement (the “Termination Agreement”) which resulted in the termination of the agreement under which it had a right to acquire the Mining Concession which were the subject of the IKE-10421 concession application should the Kata Transaction have successfully closed. Pursuant to the terms of the Termination Agreement, the Closing Payment was transferred to Kata Enterprises S.A.S. Also on November 18, 2011, Kata Enterprises S.A.S. entered into an agreement and acquired in exchange for approximately $750 USD the remaining fifteen percent (15%) of the remaining outstanding capital stock of Minera Nariño, which resulted in the acquisition by Kata Enterprises S.A.S. of all of the outstanding stock of Minera Nariño. The Company completed its purchase accounting at this time for the transaction.

Description of Property Underlying the IKE-10421X Concession Application

In connection with our consideration of entering into the Agreement described above, which resulted in our acquisition of the 25% Stake in Kata with an option to acquire the remaining 75% of the outstanding capital stock of Kata, we conducted a legal, financial and business review of the financial condition, assets, liabilities and business of Kata and its subsidiary entities.  The description that follows is the product of our due diligence of the property underlying the Mining Concessions that was the subject of the IKE-10421X concession application.

We caution that we do not presently have any interest, directly or indirectly, in the property underlying the IKE-10421X concession application described herein, which we also refer to as the “Santacruz Gold Project”.  Our field work in the Santacruz Gold project area was undertaken in order to gather data for the purpose of placing us in a better position to develop and execute a plan for exploration and development of the Santacruz Gold Project, should we be successful in acquiring an indirect interest in a mining concession contract underlying the Santacruz gold project. We acquired a 25% equity interest in Kata, with an option to increase our ownership interest to 100%. Kata, through its subsidiary owns an 85% equity interest in Minera Narino, which has a contractual right, subject to the satisfaction of certain conditions, to acquire a mining concession contract covering the Santacruz Gold Project.

We subsequently negotiated as described above to acquire the remaining seventy five per cent (75%), and the underlying agreements with the Colombian subsidiary with the concession applicants were also terminated. In November 2011 we acquired the remaining seventy five per cent interest(75%) for $10,000, and terminated the underlying agreements with the Santa Cruz Gold project owners.

The information contained herein is presented to describe activities conducted during the fiscal year ending June 30,2012, and the type of information gathered for our database of information acquired in the acquisition of Kata or developed internally.

Location and Access

The Mining Concessions consist of one concession application IKE-10421X that covered an area of approximately covers an area of 1836 hectares. It is located in the south central part of the Nariño Department in southwestern Colombia. It is located in the municipality of Santa Cruz de Guachavez within the western drainage of the Western Cordillera (Cordillera Occidental).

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

In the event that all conditions had been satisfied enabling Kata, through its subsidiary, to successfully close the Kata Transaction and acquire the Mining Concessions, it would have acquired an 85% interest in the executed concession contract that is the subject of concession application IKE-10421X.  Our ownership interest in the concession contract would have occurred, if at all, indirectly through our ownership of an equity interest in Kata.

Set forth below is a map showing the general location of the area that is the subject of concession application IKE-10421X.

Set forth below is a map showing more specifically the location of the area that is the subject of concession application IKE-10421X.  The IKE-10421X concession application covered an area that surrounds the concession FHRG-01, which is exclusive of and not part of the area covered by concession application IKE-10421X.  Maps were prepared based on data derived from maps from prior exploration conducted by the Japan International Cooperation Agency (“JICA”) from 1981 to 1983 as well as our initial field observations.

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

The only mine with recorded history of production in the district where IKE-10421X is located is El Diamante Mine. Detailed work by JICA to evaluate the vein mineralization in the district was done at El Diamante Mine which at the time was producing gold from ore at the surface and at one level. The Japanese mission mapped the area to locate the veins and drilled 15 diamond drill holes at that mine and adjacent areas. Our CEO,VP of Operations and VP Geology visited the El Diamante in 2011 an conducting underground site inspection on several occasions.

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

Reserves and Mineralized Material

At this time, we have no direct knowledge of mining activity within the boundaries of the IKE-10421X concession application.

The only drilling in the area was done by JICA in 1981 and 1982. We have no information that suggests that there has been no drilling anywhere within IKE-10421X concession application.

There are no reserves or mineralized material identified on the IKE-10421X concession application.

History, Exploration and Exploration Plan

After the first visit to the district where the concession application is located, it was determined to create the initial database as a baseline to evaluate the area of interest. Beginning in December 2010, we, as part of our due diligence process, began data compilation and review, and site visits began in 2011. Initial site visits included beginning work on geologic mapping and surveying, and sampling of nearby properties in the area to gain additional knowledge of the geological characteristics of the area. This reconnaissance work was be ongoing in 2011as much of the property position has had only limited historical exploration. In February 2011, samples were taken from nearby properties.

Reconnaissance work within the concession application area was started in early April 2011. The work program included mapping and sampling the concession and nearby properties, including the El Desquite mine and other mines that are encountered during the our Phase I exploration program, with emphasis on locating the identified geochemical anomalies indicated by the JICA work. This was required because of the humus accumulation over the 25 years since the JICA study. The areas within the IKE-10421X concession application and in proximity of El Desquite and Las Delicias mines are the principal exploration targets of the current program. The work was aimed at locating favorable areas for exploration drilling. This work was planned to include taking stream sediment and soil samples, geochemical analyses, and interpretation of results. This work commenced in April 2011 but exploration worked ceased in the third quarter of the period ending June 30, 2012. To date, we have taken  assays from the nearby Diamante mine and assay results are under review and will be used to guide future efforts to determine projections of geological structures onto the concession application area.  Field work has also provided basis for updated maps and geological maps.  We incurred expenditures on exploration in the year ended June 30, 2011 of  $481,730 and $188,833 in the year ended June 30,2012..

Field reconnaissance work, which we began earlier in 2011, had been ongoing to cover the 1,800 + hectare area (approx. 7 square miles). The initial focus is on geologic mapping and confirming historical data from government studies conducted in the 1980s. To date, this work confirmed the location of several former and current artisanal mines and workings within the project boundaries. In addition, we have been evaluating and sampling the nearby Las Delicias and El Diamante mines to increase our knowledge of the general area. In particular, the intent is to locate projections of veins from the two producing mines from adjacent properties onto the Santacruz Gold project . In the Cerro Los Churros area of the proposed Santacruz concession area, five old workings were identified.  Mineralization was identified in the form of quartz veins with associated arsenopyrite and iron oxide, in part derived from alteration of basic rock-forming minerals and oxidation of pyrite in the veins and adjacent rock

We believe that an inactive small mine, known as Mina San Antonio, lies within the proposed concession area, but there is no specific recorded production from this mine that we have been able to ascertain . Evidence shows the mine was operated as an open-pit facility and that it contained several underground workings. Sampling at the Mina San Antonio has proved inconclusive to date.

We conducted surveying at the El Chitan area mine within the proposed concession. The Chitan I mine is inactive while the adjacent Chitan 2 mine and the nearby Narvaez area have artisanal mining occurring, with workings all being found along one vein at El Chitan mines and probably a different vein at Narvaez. The veins are located along faults and the adjacent wall rock shows phyllic alteration with a high sericite, pyrite and quartz content, and the accessible veins are narrow under 0.3 m. Preliminary channel sampling was conducted at El Chitan 1 and 2 mines and the Narvaez mine and surface outcrops in accessible areas with (fire) assays performed by SGS Peru. This work was conducted according to quality control procedures supervised by our Vice President of Exploration.  The results of this limited sampling are set forth below.

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

(Note sampling methodology used included over 5000 parts PPB (Parts Per Billion) as the upper range)(vn=vein)

Exploration work, advanced  knowledge of the area, including surveying and geologic mapping activities, determining prime areas for soil sediment sampling and re-sampling prospect pits that have been located. Our primary objective during Phase I exploration was identifying drill targets, preparing logistical arrangements for a drilling plan, continuing work for securing approval of the mining concession application which had been submitted and preparation for data to support our subsequent applications for regulatory approval of exploration activities, and review data of prior exploration in the area along with field work to verify historical data, particularly information on JICA maps indicating clusters of veins on the western portion within the concession. We planned to establish semi-permanent base camps in the concession before January 2012. Our Phase II exploration phase, subject to results and timing of the completion Phase I exploration and regulatory approvals, includes a 6,000 meter planned drill program. We estimated drilling costs, including assays and review work, to be $200 a meter, thus the program before secondary charges would require $1.2 million in working capital to fund.  We  have forecasted ongoing exploration activities at $150,000 to $300,000 per quarter for the following 18 months exclusive of our projected drilling program.  We were forecasting subject to capital availability and timing of regulatory approvals required to explore in the area, a budget of approximately $2.1 to $3.0 million dollars for the Santacruz Gold project over the following 18 months.  We were planning to duplicate exploration efforts of the prior Japanese studies by auger drilling and currently reviewing the permissibility of such work under Colombian prospecting rules. It will also be required to conduct certain environmental and community studies during this period leading to permission for exploration drilling, with minimum cost estimates of such studies at $150,000.

Our current cash on hand was insufficient to complete any of the planned exploration activities and the full implementation of our planned exploration program is dependent on our ability to secure sufficient financing,

Future Acquisition and Exploration Plans

We continue to evaluate any projects presented, and our office in Colombia regularly monitors and reports on the political and economic situation in the country. We do not expect in 2012 or the first half of 2013 to acquire any projects in Colombia by acquisition, lease, option, or joint –venture of letter of intent. We are unable to forecast past the first half of 2013 without knowledge of the type of new mining law and organizational arrangements are implemented by the government for the mining industry.

We estimate minimum base costs for office maintenance, administrative, and any due diligence activities for the upcoming year to be in the range of $10,000 to $36,000 in period July 2012 through June 2013. We do maintain Colombia as part of our geographic focus for our long term development.  Colombia is a high-cost country to operate in, thus any future acquisitions would be highly subject to our ability to raise significant financing, which is not assured.

We have conducted reconnaissance exploration on various locations in the Nariño Mining district primarily to develop better understanding of the geology of the district and to consider in the future further acquisitions in the area, which would be contingent on securing sufficient financing and regulatory approvals, neither of which can be assured.  We anticipate that general exploration activities required to identify, evaluate and acquire new prospects would require additional consulting, travel and sampling expense of $150,000 exclusive of acquisition costs.

USA

We rent on a month to month basis office space totaling 900 square feet of office space.

Our mining properties and mineral property interests are in the United States are:

GB 2 Gold

On December 14, 2011, the Company entered into a Mining Lease and Agreement (the “GB2 Lease”) with Marilyn Bashore (“Bashore”) to lease nine unpatented mining claims situated in Yavapai County, Arizona (the “Property”).

The GB2 Lease granted the Company the exclusive right to prospect, explore, develop and mine the Property for gold, silver and other minerals. Under the terms of the Lease, the Company paid Bashore an initial payment of $500 and is required to pay Bashore an annual lease payment of $750 plus a 2% net smelter return on any production. The Company is required under the terms of the Lease to perform a minimum of $900 in annual assessment work on the Property. The GB2 Lease is for a fifteen (15) year term, but shall continue into perpetuity to the extent that minerals are produced and continue to be produced on the Property.

Also on December 14, 2011, the Company purchased from Bashore one unpatented mining claim situated in Yavapai County (the “Claim”). As consideration for the Claim, the Company paid Bashore $1,000. There was no purchase agreement documenting the Company’s acquisition of the Claim and the Claim was sold, transferred and conveyed by Bashore to the Company by executing and delivering to the Company a quitclaim deed.

Property Description and Location

Leased Claims

The nine unpatented mining claims underlying the GB2 Lease cover approximately one hundred and eighty (180) acres and are located in the Black Rock Mining District of Yavapai County, Arizona. Set forth below are the claim reference numbers.
Claim Reference Numbers

BLM Recording Number			County Recording Number
GB 1	AMC	393641	8 4608	P 313
GB 3		393643	8 4608	P 315
GB 4		393644	8 4608	P 316
GB 5		393645	8 4608	P 317
GB 6		393646	8 4608	P 318
GB 7		393647	8 4608	P 319
GB 8		393648	8 4608	P 320
GB 23		393931	8 4608	P 983
GB 25		393930	8 4608	P 984

Owned Claims

The single Claim acquired by the Company has a BLM recording number of AMC 3993932 and county recording number of 84608P-982.

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

History

The Yavapai County area of Arizona is an area of historic gold prospecting and production activities. However, the Company is not aware of any recorded history of production from the Property underlying the Lease or the Claim.

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

The most important natural feature on the Property is tertiary sandstones on the north end of the property.

Tailings Storage Areas, Waste Disposal Areas, and Plant Sites

The Company has not identified private land adjacent to the Property or within close proximity that could be used for potential storage areas, waste disposal or processing sites. There is public land in the vicinity, but it is unknown whether permits would be granted for such uses. There is evidence of old tailings on the project which have not been sampled.

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

Further mining exploration and exploitation activities are subject to federal, state and local laws, regulations and policies, including laws regulating surface disturbance, water discharge, and the removal of natural resources from the ground and the discharge of materials into the environment. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Exploration and exploitation activities are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment. The Company is unable to quantify at this time the potential cost of such regulations and permitting.(see also “Risk Factors ).

Infrastructure

There is no ascertainable infrastructure on the Property at present.

No adits or trenches have been identified on the property.

Regional Geology

The Property lies on the southern margin of Arizona’s Transition Zone physiographic province. The majority of the area is underlain by Precambrian gneiss, and at the north end of district Tertiary sandstone predominate. Historical information refers to complex igneous and metamorphic host rocks in the general area.

Geology and Mineralization

The Property is characterized by the Precambrian gneiss, with the westerly part exposed hornblende diorite porphyry-type mineralization identified form initial examination of the breccias pipes #4, #5 and #6. The host rock is mostly composed of Proterozoic formations intruded by younger igneous rocks.

Metallurgical

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

In connection with the consideration of whether to stake these unpatented mining claims, we conducted a diligence review of the Lucky Boy Silver Project. The description of the Lucky Boy Silver Project contained herein is the product of our due diligence from an initial site visits and certain historical information publicly available which we have not been able to independently verify.

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

Topography, Elevation, Accessibility, Climate

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
Further mining exploration and exploitation activities are subject to federal, state and local laws, regulations and policies, including laws regulating surface disturbance, water discharge, and the removal of natural resources from the ground and the discharge of materials into the environment. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Exploration and exploitation activities are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment. We are unable to quantify at this time the potential cost of such regulations and permitting.

Infrastructure

There are reported working in the area including nearby shafts, however at present it has not been determined whether underground workings extended onto the project.

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

The rock formations for the project areas fit into the regional setting described for Mineral County - About 30,000 feet of structurally complex calcareous, clastic, and volcanic rocks of Triassic and Jurassic age exposed in the central part of the county are flanked on the south by a few thousand feet of calcareous and clastic rocks of Cambrian, Ordovician, and Permian age. Intrusive into this sequence are granitic rocks, chiefly quartz monzonite, which are probably satellitic to the composite Sierra Nevada Batholith of Cretaceous age.

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

Metallurgical

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

REAL ESTATE.

None.

PATENTS.

None.

ITEM 3.    Legal Proceedings.

None.

ITEM 4.    Mine Safety Disclosures

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. As we do not have producing operations in the United States, we may not be considered an operator at this time. Notwithstanding, we are not an operator of a mine in the United States, we confirm during the fiscal year ended June 30, 2012, the Company had no violations of mandatory health or safety standards that could significantly and substantially (S&S citations) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977.

There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our common stock is currently quoted on the OTC  QB electronic quotation system.  Our shares are quoted on the OTC electronic quotation system under the symbol “SAGD”.  Prior to January 2011, our shares are quoted on the OTC pink sheets electronic quotation system under the symbol “SAGD”.

The market for our common stock is limited, volatile and sporadic.  The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTC QB or OTC pink sheets.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2012
	High	Low
Fiscal Quarter Ended:
September 31, 2011	$0.47	$0.46
December 31, 2011	$0.40	$0.20
March 31, 2012	$0.20	$0.20
June 30, 2012	$0.20	$0.0026

Fiscal Year Ended June 30, 2011
	High	Low
Fiscal Quarter Ended:
September 31, 2010	$0.36	$0.0001
December 31, 2010	$1.00	$0.30
March 31, 2011	$0.68	$0.00
June 30, 2011	$0.68	$0.00

Holders of Common Stock

As of September 6, 2012, we had approximately seventeen (17) holders of record of our common stock.  Several other shareholders hold shares in street name.

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

A maximum of 5,000,000 of shares of our common stock may be issued under the Incentive Plan.  As of June 30, 2012, 2,700,000 shares were then subject to outstanding awards and 2,300,000 shares remain available under the Incentive Plan for future equity grants.  The adoption of the Incentive Plan received stockholder approval at the annual meeting of the shareholders on January 19, 2011.

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

The following table sets forth certain information regarding the Incentive Plan as of June 30, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	2,700 ,000	$0.59	2,300,000
Equity compensation plans not approved by stockholders	-	-	-
Total	2,700,000	$0.59	2,300,000

Recent Issuances of Unregistered Securities

During the year ended June 30, 2012, the Company did not issue any shares of its common stock.

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

In connection with our consideration of entering into the Agreement described above, which resulted in our acquisition of the 25% Stake in Kata with an option to acquire the remaining 75% of the outstanding capital stock of Kata, we conducted a legal, financial and business review of the financial condition, assets, liabilities and business of Kata and its subsidiary entities. In November 2011 we acquired the remaining 75% interest in Kata.

We currently do not have any interest, directly or indirectly, in mining properties located in Colombia and our acquisition of an interest in the Mining Concession described herein was subject to the certain conditions and contingencies.   Our operations and field work to date have been undertaken in order to gather data for the purpose of placing us in a better position to develop and execute a plan for exploration and development of the property underlying the IKE-10421X concession application described herein, which we also refer to as the “Santacruz Gold Project”, and guide us to other potential acquisitions in the Narino province..

As a part of our business plan, we intend to seek out and acquire interests in other mineral exploration properties which, in the opinion of our management, offer attractive mineral exploration opportunities.  We have during the fiscal year ending June 30, 2012 acquired mineral property interests in Arizona, Nevada and Montana; we have also begun due diligence activities with the objective of additional properties in the United States and Southeastern Europe.

We are an exploration stage mining company and while our objective is to develop profitable mining operations, currently we produce no cash flow from operations. Junior exploration stage mining companies generally seek to acquire mineral properties and mineral property interests, to explore, develop or joint-venture. Value is added through exploration and discovery of the potential for commercial mineralization on properties, and by joint venturing, selling or leasing properties. Companies at our stage generally use equity or equity-type financing, with pure debt financing generally only available from producing operations or upon completion of a bankable feasibility study.

Our business plan is highly contingent on our ability to secure financing under acceptable terms which is not assured.

For the Years Ended June 30, 2012 and 2011

Revenues

We have not generated any revenues from operations since our inception.  We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses

We incurred operating expenses in the amount of $$461,772 for the year ended June 30, 2012, as compared to operating expenses of $3,878,089 for the year ended June 30, 2011.  The decrease in our operating expenses for the year ended June 30, 2012, as compared to the year ended June 30, 2011, relates to decreased expenditures associated impairment of good will and stock option grants, with a decrease in operations and exploration costs incurred as we operated in areas of lower cost.  Expenses for management fees, legal and accounting services, professional fees and other general and administrative expense also decreased with the reduced activities in Colombia after December 2011, and management taking over more functions from outside consultants.

We reported stock based compensation of $1,566,348 during the year ended June 30, 2011, as compared to $0 for the year ended June 30, 2012.  The decrease in stock based compensation during the year ended June 30, 2012, as compared to the prior year, is attributable to no stock option grants to executive officers, directors and consultants during the reporting period.

We incurred exploration costs of $188,833 during the year ended June 30, 2012, as compared to $468,433 for the year ended June 30, 2011.  The decrease resulted primarily from more exploration efforts conducted in the USA and less in Colombia, a location of high-cost exploration expense.

We reportedgeneral and administrative fees of $266,485  for the year ended June 30, 2012, compared to $$549,098 for the year ended June 30, 2011.The decrease in generaland administrative expensesis primarily attributable to reduce operations in Colombia, and officers of the company performing more administrative work in-house.

Other Items

We reported other income of $6,113 for the year ended June 30, 2012, as compared to other net income of $6,601 in the year ended June 30, 2011.  Other income was attributable to interest received on bank deposits.  The Company had a gain on foreign currency transactions of $10,570 for the year.

Net Loss

As a result of the above, for the year ended June 30, 2012, we reported a net loss of $454,949, as compared to a net loss of $3,871,488 for the year ended June 30, 2011.  The decrease in our net loss was primarily attributable to decreased operating expenses incurred during the reporting period, which is described above.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $0.00 for the year ended June 30, 2012 and $0.00 for the year ended June 30, 2011.

Liquidity and Capital Resources

At June 30, 2012, we had cash of $32,359 (June 30, 2010 - $120,537) and a working capital deficit of $261,895 (June 30, 2011 $131,725).

We anticipate spending approximately $11,667 in general and administrative expenses per month for the next twelve months, for a total anticipated general and administrative expenditures $140,000 over the next twelve months. These anticipated expenditures are closely related to the level of activities we have contemplated in our business plan.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, general management and office expenses. General support activities, additional organizational supervision of subsidiaries in the process of acquisition or contemplated to be acquired, and general management costs contribute to the forecast  in general and administrative expenditures.  We currently forecast ongoing exploration activities at $411,667 for the upcoming 12 months exclusive of any projected drilling programs.  We are forecasting subject to capital availability and timing of regulatory approvals required to explore in the area, a budget of approximately $1 million over the next 18 months.

Our current cash on hand is insufficient to be able to fully implement our business plan as planned.  Based on our current cash position, we are presently unable to engage in any exploration activities as planned.  Accordingly, we must obtain additional financing in order to maintain operations.  We believe that convertible debt financing will partial contribute to funding the company.  We anticipate that additional funding would need to be in the form of equity financing from the sale of additional shares of our common stock.  We anticipate seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program or maintain operations for any period of time.  In the absence of such financing, we will not be able to commence our exploration program may be forced to cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We may consider entering into a joint venture arrangement to provide the required funding to explore the properties underlying the mineral property interests we intend to acquire.  We have not undertaken any efforts to locate a joint venture participant.  Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the properties underlying the mineral property interests we intend to acquire.  If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in our any mineral property interests we may acquire to the joint venture participant. The company will also seek to reduce, settle or extend accounts payable to reduce overall liabilities.

Net cash used in operating activities for the year ended June 30, 2012 was $442,475, as compared to net cash used in operating activities of $773,576 for the year ended June 30, 2011.  Our net loss of $458.949 for the year ended June 30, 2012 was the primary reason for our negative operating cash flow, which was offset by an increase in accounts payable of $11,720.

Net cash provided from investing activities for the year ended June 30, 2012 was $349,748, as compared to net cash used in operating activities of $551,657 for the year ended June 30, 2011.  Net cash provided from investing activities resulted from the recovery of deposits made in connection with the Kata transaction.

Net cash provided by financing activities for the year ended June 30, 2012 was $0, as compared to net cash provided by financing activities of $1,443,936 for the year ended June 30, 2011.  Net cash provided by financing activities for the year ended June 30, 2011 relating to proceeds of $1,500,000 received from a private equity offering and $141,200 for the cancellation of stock.

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

Going Concern

We have incurred net losses for the period from inception on March 25, 2005 to June 30, 2012 of $4,559,103 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

The Company implementing its business plan routinely acquires mineral properties and mineral property interests, and expends funds evaluating and exploring such properties and property interests. We must periodically test accumulated costs related to acquisition for impairment. Should a property become a development project, similar impairment tests must be conducted, and an estimate of rehabilitation costs is required.

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

ITEM 9A.Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Raymond DeMotte, and our Chief Financial Officer, Mr. Cristian Gomez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures are not effective.  Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010 and our failure to complete the process of remediating these weaknesses by the end of the period covered by this Annual Report.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of June 30, 2012, our internal control over financial reporting is not effective based on those criteria.

Our conclusion is based primarily on our inability to have completed sufficient written policies and procedures relating to our redesigned accounting processes and related controls by the end of the period covered by this Annual Report.

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

During the period ending June 30, 2011, we made the following changes in our internal controls over financial reporting, that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

We completed the process of redesigning our accounting processes and related controls to provide greater assurance that our accounting and related financial disclosures can be completed accurately and in a timely manner.  We are in the process of developing sufficient written policies and procedures relating to our redesigned accounting processes and related controls.  We began implementing these measures in the third and fourth quarters of fiscal 2011. We expected these remedial actions to be effectively implemented by the end of the second quarter of however we have not completed  an accounting manual, and now do not expect this action to be completed until second quarter of fiscal year 2013.

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

ITEM 9B.Other Information.

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

Our Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. Board vacancies are filled by a majority vote of the Board.

The following information sets forth the names of our current director and executive officers, their ages and their present positions.

Name	Age	Position	Served Since

Raymond DeMotte (1)(2)	56	Chief Executive Officer, President & Director	2010
Cristian Gomez	32	Chief Financial Officer	2012
Rene von Boeck	75	Vice President of Exploration	2011
Francis Xavier Reinhold Delzer (1)(2)	76	Vice President of Operations and Director	2011/2012
Quinn Bastian (1)(2)	65	Director	2011

(1)           Member of Audit Committee
(2)           Member of Compensation Committee

On August 30, 2012, Ms. Beatriz Duque Montoya, a director the Company resigned as a director of the Company.

Raymond DeMotte.  Mr. DeMotte was appointed to serve as our Chief Executive Officer, President and as a member of our board of directors on September 3, 2010.  Mr. DeMotte served as Vice President of Business Development and as a director of Boulder Hill Mines, Inc., a private mineral exploration company based in Idaho, since June 2008 through December 2011.  .  Mr. DeMotte served as President and CEO of Sterling Mining Company from November 1998 to May 2008 and served as a director of Sterling Mining Company from November 2008 to February 2009. Earlier in his career Mr. De Motte worked for Bechtel and Mckesson.  Mr. DeMotte is a director and serves on the audit committee for Silverfield Resources, Inc. and Wescan Uranium, Inc.  Mr. DeMotte holds a Bachelor of Science in International Business Administration from the American College of Switzerland and a Master of Business Administration in International Management from Golden Gate University in San Francisco, California. Mr. DeMotte is a member of the Canadian Institute of Mining, Metallurgy and Petroleum, the American Historical Association, the American Philological Association, the Society of Mining Engineers (SME).

We believe that Mr. DeMotte’s extensive business expertise, his experience in the mining industry, and his role as President and Chief Executive Officer gives him the qualifications and skills to serve as a Director.

Cristian Gomez.  Mr. Gomez was appointed to serve as our Chief Financial Officer, Secretary, and Treasurer on May 1,2012Mr. Gomez earned a Bachelor of Commerce degree in Business Management with a finance major from Ryerson University, Toronto ,Canada in 2007. Mr. Gomez was an account manager at RBC Financial Group from December 2007 to February 2009; Marketing Manager at Banks Schwartz and Levine, Medllin, Colombia, March 2009 to October 2010; and has served as a Financial Consultant at Greenhill Administrative Services based in Colombia, since November 2010

We believe that Mr. Gomez’s experience in finance and accounting, and his role as Chief Financial Officer, Secretary, and Treasurer gives him the qualifications and skills to serve as a Director.

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

Francis Xavier Reinhold Delzer.  Mr. von Delzer was appointed to serve as our Vice President of Operations on February 11, 2011, and as Director of the Company on August 29,2012.  Mr. Delzer has been active in the mining industry since 1962 and from 1962 to 1975 held multiple supervisory positions in the mining industry for companies with operations in Chile, Ecuador, Venezuela, Peru and Brazil. Mr. Delzer is a licensed professional engineer in Kentucky and West Virginia.  From 2001 to 2003, Mr. Delzer served as the Commissioner of the Kentucky Department of Mines and Minerals.  Since 2003, Mr. Delzer has served as a mining consultant to several companies assisting with various tasks including the mining permit application process and mining property inspections to verify tonnage production and recovery.  Companies for which Mr. Delzer has provided mining consulting services to since 2003 include Elm Street Resources (2003 to 2005; February 2008 to October 2008; and August 2010 to present), Sterling Mining, Inc. (April 2006 to December 2006), Bunker Hill Mining (March 2007 to December 2007) and Stagg Resources Consultants (October 2007 to November 2007).

We believe Mr. Delzer’s extensive experience in the mining industry qualifies him to serve as a director of the company.

Quinn Bastian. Mr. Bastian was appointed as a member of our Board of Directors on February 17, 2011.  Mr. Bastian served from 2005 to 2007 as Vice President of Finance of International Minerals Corporation, a Canadian mineral resource company.  Since 2008, Mr. Bastian has served as Chief Financial Officer of Boulder Hills Mines, Inc., a private mineral exploration company based in Idaho, with responsibility for accounting, financial records, and systems reporting. From 2000 to the present, Mr. Bastian has operated his own consulting practice, Quinn Bastian Associates.   As a consultant, Mr. Bastian has been retained to provide services in the general areas of accounting, business plans, financing, mergers and acquisitions, and reengineering.

We believe that Mr. Bastian’s experience in the mining industry in particular Latin America and over 30 years in business with an emphasis in finance and accounting gives him the qualifications to serve as a Director.

Involvement in Certain Legal Proceedings

Mr. DeMotte served as President and CEO of Sterling Mining Company from November 1998 to May 2008, and served as a director of Sterling Mining Company from November 2008 to February 2009.  In March 2009, Sterling Mining Company filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Idaho.

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

The Audit Committee is comprised of three Directors.  The Audit Committee held one meetings during the year-ended June 30, 2012.  The members of our Audit Committee are Quinn Bastian, Beatriz Montoya Duque (who resigned from the Board of Directors in August 2012) and Cristian Gomez.  Our board of directors determined that Mr. Bastian qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission and is considered independent. In August the board agreed the whole board would serve as the Audit Committee.

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

For the fiscal year ended June 30, 2012, the Audit Committee:

•	reviewed and discussed with management our audited consolidated financial statements for the fiscal year ended June 30, 2012;

•
discussed with Madsen & Associates, CPA’s Inc., our independent registered public accounting firm for fiscal year 2012, the matters the Audit Committee is required to discuss pursuant to Statement on Auditing Standards No. 61 (Communications with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements; and

•
received the written disclosures and the letter from Madsen & Associates, CPA’s Inc. required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with Madsen & Associates, CPA’s Inc. any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm’s independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the board of directors that our audited consolidated financial statements for the fiscal year ended June 30, 2012 be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for filing with the Securities and Exchange Commission.

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

ITEM 11.   Executive Compensation.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended June 30, 2012 and 2011:
Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Raymond Demotte Chief Executive Officer, President and Director	2012 2011	68,450 (2) 56,500 (2)	- -	- -	- 540,120 (5)			- -	68,450 596,620

Christian Gomez Chief Financial Officer (3)	2012	4,200							4,200

Camilo Velasquez Former Chief Financial Officer, Secretary, Treasurer and Director	2012 2011	49,000 25,500	- -	- -	- 270,060 (5)			- -	49,000 286,560

Rene von Boeck Vice President of Exploration	2012 2011	10,869 48,513	- -	- -	- 108,024 (5)			- -	10,869 156,337

Francis Xavier Reinhold Delzer Vice President of Operations and Director	2012 2011	7,510 19,103	- -	- -	108,024 (5)			- -	7,510 127,127 -

Felimon Lee Former CEO & President (3)	2011	- -	- -	- -	- -			- -	- -
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

(3)	Mr. Gomez was appointed the Chief Financial Officer of the Company on May 1,2012..

(4)	Mr. Lee resigned as our Chief Executive Officer and President on September 3, 2010 and as a director on November 16, 2010.

(5)	The Option awards were valued using the Black Scholes method and do not correspond to cash value. All options granted at a strike price of $.59 per share.

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

The following table sets forth (a) the aggregate number of shares subject to options granted under the Company’s Incentive Plan during the year-ended June 30, 2011 to persons who served as executive officers and (b) the per share exercise price of such options.

Stock Option Grants in Fiscal 2011

Name of Individual or Group	Number of Options Granted	Per Share Exercise Price
Raymond DeMotte	1,000,000	$0.59
Camilo Velasquez	500,000	$0.59
Rene von Boeck	200,000	$0.59
Francis Xavier Reinhold Delzer	200,0000	$0.59

There were no stock options granted in fiscal 2012.

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

Pursuant to the terms of the Consulting Agreements, Velasquez was retained to serve as the our Chief Financial Officer and Brookville was retained to have Raymond De Motte serve as the our President and Chief Executive Officer.  As compensation for such services, Velasquez will receive a monthly fee of $6,000.00 and Brookville will receive an monthly fee of $7,500.00; provided, however, that each fee may be increased (but not decreased without the consultant's express written consent) at the discretion of the Board or Compensation Committee of the Board, to reflect, among other matters, cost of living increases and performance results.  In addition, Velasquez and Brookville will each be entitled to receive the standard benefits enjoyed by our other top executives, and reimbursement for reasonable travel, professional memberships, lodging, entertainment, promotion and other ordinary and necessary business expenses.  The Consulting Agreements are for an initial term of one year and will be automatically be extended for an additional one-year period on each anniversary of the Effective Time (restoring the initial one-year term), unless terminated pursuant to the terms of the Consulting Agreements.

In February 2012 Brookville voluntarily discounted its monthly billing to $3,500, or by $4,000, per month, thus the CEO’s current compensation is $3,500 per month, through September 2012.  In April 2012 Mr. Velasquez resigned as Chief Financial Officer to pursue personal interests, and Mr. Cristian Gomez was appointed to replace Mr. Velasquez. Mr. Gomez has no employment agreement, and bills for his time as CFO at a rate of $1,000 per month.

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

Outstanding Equity Awards

Fiscal Year-Ended June 30, 2012

The following table presents information concerning the outstanding equity awards for the Named Executive Officers as of June 30, 2012, each of which was granted to the Named Executive Officers during fiscal 2021:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Raymond Demotte Chief Executive Officer, President and Director	1,000,000	-	-	$0.59	03/21/2021

Camilo Velasquez Former Chief Financial Officer, Secretary, Treasurer	500,000	-	-	$0.59	03/21/2021

Rene von Boeck Vice President of Exploration	200,000	-	-	$0.59	03/21/2021

Francis Xavier Reinhold Delzer Vice President of Operations	200,000	-	-	$0.59	03/21/2021

OPTION EXERCISES AND STOCK VESTED
2012

There were no stock options that were exercised by the named executive officers in fiscal 2012. There were no outstanding awards of restricted stock in fiscal 2012.

Compensation of Directors

Set forth below is a summary of the compensation paid to each person that served as a director that was not an executive officer or employee during the fiscal year ended June 30, 2012.

Directors not serving as executive officers may be paid a monthly director fee of $1,000 and $250 for each committee meeting attended., however to conserve cash no fees have been charged in 2012.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Director Compensation Table

Name	Fees earned or paid in cash ($) (4)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Ray DeMotte (1)	$0	$	$ -0-	$ -0-	$ -0-	$68,500	$68,500

Francis Xavier Delzer (2)	$0	$-0-	$ -0-	$ -0-	$ -0-	$7,510	$7,510

Quinn Bastian	$3,300	$-0-	$ -0-	$ -0-	$ -0-	$ -0-	$3,300

Beatriz Duque Montoya (3)	$5,763	$-0-	$ -0-	$ -0-	$ -0-	$ -0-	$5,763
(1)

Mr. Demotte is the Chief Executive Officer of the Company.  All other compensation includes Mr. Demotte’s compensation for his services as an officer as discussed in the Executive Compensation Table above.

(2)
 Mr. Delzer is the Vice President of Operations of the Company.  All other compensation includes Mr. Delzer’s compensation for his services as an officer as discussed in the Executive Compensation Table above.

(3)	Ms. Montoya resigned as a director on August 20, 2012.

(4)	Mr. Bastian and Ms. Duque each were paid a consulting fee of $75 per each hour of service provided for work outside of the scope of their service as directors.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 15, 2012, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

	Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner (1)	Shares Owned (2)	Options Exercisable Within 60 Days (3)	Percent of Class
Directors and Executive Officers

Raymond DeMotte	2,000,000	1,000,000	3.3%
Cristian Gomez	0	0	0.0%
Quinn Bastian	125,000	200,000	0.4%
Francis Xavier Reinhold Delzer	125,000	200,000	0.4%
Rene von Boeck	125,000	200,000	0.4%
All current directors and executive officers as a group (five persons)	2,375,000	1,600,000	4.5%

More Than 5% Beneficial Owners
Western Continental Inc Spokane, WA	10,000,000		11.2%

(1)	Unless otherwise provided, the address of each person is c/o 3645 E. Main Street, Suite 119, Richmond, IN 47374.

(2)	Except as otherwise indicated, all shares shown in the table are owned with sole voting and investment power.

(3)	This column represents shares not included in “Shares Owned” that may be acquired by the exercise of options within 60 days of September 15, 2012.

The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act, as required for purposes of this annual report; accordingly, it includes shares of South American Gold Corp. common stock that are issuable upon the exercise of stock options exercisable within 60 days of September 15, 2012. Such information is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on July 1, 2011 or in any presently proposed transaction which, in either case, has or will materially affect us.

Director Independence

Our board of directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities.  As a result of this review, the Board affirmatively determined that Quinn Bastian is an  “independent director” as such term is used under defined under FINRA Marketplace Rules.

ITEM 14.    Principal Accounting Fees and Services.

The following table is a summary of the fees billed to us by Madsen & Associates, CPA’s Inc. for professional services for the fiscal year ended June 30, 2012 and for professional services for the fiscal year ended June 30, 2011:

	Fiscal 2012 Fees	Fiscal 2011 Fees
Fee Category
Audit Fees	$38,525	$12,560
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$38,525	$4,500

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

The audit report of Madsen & Associates, CPA’s Inc. on the consolidated financial statements of the Company for the year ended June 30, 2012 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the consolidated financial statements of the Company for the fiscal years ended June 30, 2012 and June 30, 2012 contained an uncertainty about the Company’s ability to continue as a going concern.

During our fiscal years ended June 30, 2012 and 2011, there were no disagreements with Madsen & Associates, CPA’s Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Madsen & Associates, CPA’s Inc.’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the consolidated financial statements for such periods.

During our fiscal years ended June 30, 2012 and 2011, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

(a)(1)

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and
Stockholders of South American Gold Corp. and Subsidiaries
(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of South American Gold Corp. and Subsidiaries (An Exploration Stage Company) (The Company) as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2012, and for the period from May 25, 2005 (date of inception) to June 30, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South American Gold Corp. and Subsidiaries (An Exploration Stage Company) as of June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012, and the period from May 25, 2005 (date of inception) to June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Madsen & Associates CPA's, Inc."
     “Madsen & Associates CPA’s, Inc.”

Murray, Utah
October 10, 2012

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2012	2011

Assets
Current Assets
Cash and cash equivalents	$87	$120,537
Prepaid Expenses	2,000	$-
Total current assets	2,087	120,537

Equipment net of depreciation	-	1,657

Deposit	-	532,140

Total Assets	2,087	654,334

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	263,982	252,262
Due to related parties	-	-
Total Liabilities	263,982	252,262

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 450,000,000 shares authorized, 79,211,890 & 79,211,890 issued & outstanding as of June 30, 2012 and 2011, respectively	79,212	79,212
Additional paid-in capital	3,972,464	3,158,181
Accumulated other comprehensive income	-	27,332
Deficit accumulated during the exploration stage	(4,313,571)	(3,854,622)

Total Stockholders' Equity (Deficit)	(261,895)	(589,897)

Non-controlling interest	-	991,968

Total stockholders' equity (deficit)	(261,895)	402,072

Total liabilities and stockholders' equity (deficit)	$2,087	$654,334

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
Statements of Operations and Comprehensive Income

	For the Year Ended June 30,	For the Year Ended June 30,	For the Period May 25, 2005 (Inception) to
	2012	2011	June 30, 2012

Revenues	$-	$-	$-

Operating Expenses
Exploration Expense	188,833	481,730	689,531
Stock Based Compensation	-	1,566,348	1,566,348
Impairment loss on Goodwill	4,797	1,280,913	1,285,710
Depreciation	1,657		1,657
General & Administrative Expense	266,485	549,098	1,025,281
Total Operating Expense	461,772	3,878,089	4,568,527

Income (loss) from operations	(461,772)	(3,878,089)	(4,568,527)

Other Income (Expense)
Interest Expense	(3,290)	-	(3,290)
Interest income	6,113	6,601	12,713
Total Other Income	2,823	6,601	9,423

Net Loss	(458,949)	(3,871,488)	(4,559,104)

Other comprehensive income (loss)
Foreign currency translation adjustment	(27,332)	6,833	8,339
Foreign currency translation adjustment attributable to non-controlling interest attributable to non-controlling interest	-	20,499	(8,339)
Total other comprehensive income (loss)	(27,332)	27,332	0

Comprehensive income (loss)	(486,281)	(3,844,156)	(4,559,104)

Net Loss	(458,949)	(3,871,488)	(4,559,104)

Net loss attributable to non-controlling interest	-	(245,532)	(245,532)

Net loss attributable to South American Gold Corp.	$(458,949)	$(3,625,956)	$(4,313,572)

Net loss per common share outstanding,
basic and diluted	$-	$-

Weighted average shares outstanding of common
stock, basic and diluted	79,211,890	159,626,137

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
Consolidated Statement of Cash Flows

			For the period
	For the Year Ended	For the Year Ended	May 25, 2005
	June 30,	June 30,	(inception) to
	2012	2011	June 30, 2012

Cash Flows Used in Operating Activities:
Net Income (Loss)	(458,949)	(3,871,488)	(4,559,103)
Adjustments to reconcile net loss to net cash used in operations			-
Expenses paid by shareholders	-	-	39,000
Stock Based Compensation	-	1,566,348	1,566,348
Impairment loss on goodwill	4,797	1,280,913	1,285,710
Depreciation	1,657	-	1,657

Changes in operating assets and liabilities			-
Prepaid Expenses	(2,000)		(2,000)
Due to related parties		-	-
Accounts Payable	11,720	250,651	389,577

Net Cash Provided by (Used In) Operating Activities	(442,775)	(773,576)	(1,278,811)

Net Cash Used In Investing Activities
Equipment	-	(1,657)	(1,657)
Business Acquisition	349,657	(550,000)	(200,343)

Net Cash Provided by (Used In) Investing Activities	349,657	(551,657)	(202,000)

Cash Flows From Financing Activities:
Advances from loan from related party	-	(6,064)	-
Share Subscriptions Received in Advance	-	-	-
Proceeds from issuance of common stock	-	1,450,000	1,506,450

Net Cash Provided by (Used In) Financing Activities	-	1,443,936	1,506,450

Effect of Foreign Currency on Cash	(27,333)	1,780	(25,553)

Net Increase (Decrease) in Cash	(120,451)	120,483	87

Cash at Beginning of Period	120,537	54	-

Cash at End of Period	87	120,537	87

Supplemental disclosure of cash flow information:

Expenses paid by shareholders		-	39,000
Shares issued for debt	-	-	125,595

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period May 25, 2005 (Inception) to June 30, 2012

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity / (Deficit)

Balance May 25, 2005	-	$-	$-	$-		$-	$-

Net loss for the period ended June 30, 2005	-	-	-	(500)		-	(500)

Issuance of common shares for cash - January, 2006	168,000,000	168,000	(164,000)	-		-	4,000

Issuance of common shares for cash – January, 2006	44,100,000	44,100	8,350	-		-	52,450

Net loss for the year ended June 30, 2006	-	-	-	(51,140)		-	(51,140)

Balance, June 30, 2006	212,100,000	212,100	(155,650)	(51,640)		-	4,810

Net loss for the year ended June 30, 2006	-	-	-	(80,629)		-	(80,629)

Balance, June 30, 2007	212,100,000	212,100	(155,650)	(132,269)		-	(75,819)

Capital contributions – expenses	-	-	7,800	-		-	7,800

Net loss for the year ended June 30, 2008	-	-	-	(44,486)		-	(44,486)

Balance, June 30, 2008	212,100,000	212,100	(147,850)	(176,755)		-	(112,505)

Capital contributions – expenses	-	-	15,600	-		-	15,600

Net loss for the year ended June 30, 2009	-	-	-	(27,387)		-	(27,387)

Balance, June 30, 2009	212,100,000	212,100	(132,250)	(204,142)		-	(124,292)

Issuance of common shares for debt – August 25, 2009	2,511,890	2,512	123,083	-		-	125,595

Capital contributions – expenses	-	-	15,600	-		-	15,600

Net loss for the year ended June 30, 2009	-	-	-	(24,524)		-	(24,524)

Balance, June 30, 2010	214,611,890	214,612	6,433	(228,666)		-	(7,621)

Share cancellation	(141,200,000)	(141,200)	141,200	-		-	-

Issuance of common shares	5,800,000	5,800	603,200	-		-	609,000

Issuance of warrants with common shares for cash			841,000				841,000

Stock Based Compensation	-	-	1,566,348	-		-	1,566,348

Business Acquisition	-	-	-	-		1,237,500	1,237,500

Net loss for the year ended June 30, 2011	-	-	-	(3,625,956)	27,332	(245,532)	(3,844,156)

Balance, June 30, 2011	79,211,890	$79,212	$3,158,181	$(3,854,622)	$ 27,332	$991,968	$402,072

Acquisition of remaining noncontrolling interest in Kata			814,283			(991,968)	(177,685)

Foreign currency translation adjustment					(27,332)		(27,332)

Net Loss for the year ended June 30, 2012				(458,949)			(458,949)

Balance, June 30,2012	79,211,890	79,212	3,972,464	(4,313,571)	-	-	(261,895)

The accompanying notes are an integral part of these financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
 (Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

1.    ORGANIZATION AND NATURE OF OPERATIONS

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

On April 25, 2011 the Company acquired a twenty five per cent interest in Kata Enterprises,S.A.(a Panamanian corporation), and on November 11, 2011, the remaining seventy five per cent.

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

On June 30, 2012, the Company had a net operating loss carry forward of $4,313,571 for income tax purposes. The tax benefit of approximately $1.5 million from the loss carry forward has been fully offset by a valuation allowance because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The losses begin to expire in 2025.

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

Unpatented mining claims in the United States are subject to the paramount title of the U.S. Government and require annual payments or work performance to maintain ownership.

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

Vietnam

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

In the event that Kata failed to close the transaction by February 25, 2012 and to have the Mining Concessions registered in the National Mining Registry of Colombia in favor of Kata, the Agreement provided that Seller would be obligated to deliver to the Company one-hundred percent (100%) of the outstanding capital stock of Kata without any additional consideration being paid. In such event, the Company wiould not have acquired any direct or indirect interest in the Mining Concessions and not be entitled to recover any of its exploration expenditures of other expenses incurred in connection with acquiring the 25% Stake, other than its entitlement, indirectly through its subsidiary, to the return of the $500,000 paid to Seller on closing of the Agreement. Pursuant to the terms of the Amendment, the Company paid the Seller an additional $50,000 on the Effective Date, in addition to the $500,000 paid in cash at the closing of the Agreement, for the acquisition of the 25% Stake.

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

Also on November 19, 2011, the Company acquired the remaining 75% ownership of Kata Enterprises Inc. through payment of $10,000. The purchase price of $10,000 was allocated as follows:

Noncontrolling interest - $603.082; Net assets of Kata Enterprises Inc. (75%) - $221,201; Credit to Capital Surplus - $814,283.

The previous fair values assigned to the noncontrolling interest and net assets of Kata Enterprises Inc. were provisional amounts, and the purchase of the remaining  noncontrolling interest in November 2011, finalized the purchase accounting.

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

6.     RELATED PARTY TRANSACTIONS

As of June 30,2012, 2012, the current officers are owed a total of $33,484 for management fees and expenses which are recorded in accounts payable on the balance sheet. Officers-directors also have made contributions to capital of $39,000, since inception, in the form of expenses paid for the Company.

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

Share Purchase Warrants

On April 8, 2012, 5,800,000 warrants expired, leaving no warrants issued or outstanding at June 30, 2012.

Stock Options

The following incentive stock options were outstanding at June 30, 2012:
	Exercise Price	Number of options	Remaining contractual life (years)

Options	$0.59	2,700,000	9

The following is a summary of stock option activities during the nine months ending June 30, 2012:

	Number of options	Weighted average exercise price

Outstanding and exercisable at July 1, 2011	2,900,000	0.59

Granted	-	-
Exercised	-	-
Cancelled	(200,000)	0.59

Outstanding and exercisable at June 30, 2012	2,700,000	0.59

The aggregate intrinsic value of all warrants and stock options outstanding and exercisable at June 30, 2012 was $0.

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

9.     SUBSEQUENT EVENTS

GB-2 Project

The Company acquired by right of location an additional two unpatented mining claims covering approximately forty acres in August 2012.

 Baltimore Silver Mine Project

The Company, on September 4, 2012, signed an agreement to lease, with an option to purchase, the Baltimore Mine located in Western Montana. The lease payment will be $10,000 per year, plus $500 per quarter, or $2,000 per year, in restricted stock at SAGD’s option, provided such restricted stock has a market bid price in excess of $20,000 for the twenty days prior to payment. Payment will be on July 31 of each year beginning July 31, 2013. SAGD may terminate the lease with ninety days’ notice; however, such determination has no bearing on cash payments or issuance of stock to Western prior to the termination of the lease option. The term of the lease is ten years and may be extended for an additional 15 years with a payment of one hundred thousand dollars ($100,000) at any time.

SAGD will have an option to purchase the property free and clear of any lien or encumbrance, for the term of this agreement, in the amount of five hundred thousand dollars ($500,000), at which time the lease would terminate and no royalty would be due afterwards from the property.

Should SAGD cause to be issued a property report meeting the industry guidelines indicating probable or proven reserves in excess of two million ounces of silver on the property, Western shall receive an additional thirty thousand dollars in cash or restricted shares value determined as (3) above, within thirty days of publication of such report.

The acquisition price of this option is 10,000,000 shares of SAGD restricted stock, valued at $29,000, based on the market value of the stock on the issuance date of August 17, 2012, plus an additional $25,000 payable in the form of cash or restricted common stock, at SAGD’s option, valued at the ten day average bid price for the company’s common stock. This additional $25,000 is payable during the period January 1, 2013 to July 1, 2013.

Debt

The Company issued, on September 5, 2012, a convertible note in the amount of $47,500, due within six months, bearing an eight per cent per annum interest rate. The note is convertible at the option of the holder, 180 days following the date of the note, at a variable conversion price. The variable conversion price shall mean 55% multiplied by the Market Price. Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

(a)(2)           Not Applicable.

(a)(3)           Exhibits.

See (b) below.

(21) Exhibits.

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

2.1	Articles of Merger	Company’s Current Report on Form 8-K filed September 21, 2010
2.2	Agreement and Plan of Merger	Company’s Current Report on Form 8-K filed September 21, 2010
3.1	Articles of Incorporation, as amended	Company’s Registration Statement on Form SB-2 filed March 24, 2006
3.4	By-laws	Company’s Registration Statement on Form SB-2 filed March 24, 2006
4.1	$47,500 Convertible Promissory Note, dated August 8, 2012	Company’s Current Report on Form 8-K filed on August 7, 2012
10.1	Stock Purchase Agreement by and among Minera Kata S.A. and South American Gold Corp. dated as of February 25, 2011	Company’s Current Report on Form 8-K filed on March 2, 2011
10.2	Amendment No. 1 to Stock Purchase Agreement by and among Minera Kata S.A. and South American Gold Corp. dated as of April 25, 2011	Company’s Current Report on Form 8-K filed April 29, 2010
10.3	Consulting Agreement, dated as of June 24, 2011, by and between the Corporation and Camilo Velasquez	Company’s Current Report on Form 8-K filed June 30, 2011
10.4	Consulting Agreement, dated as of June 24, 2011, by and between the Corporation and Brookville Enterprises Inc.	Company’s Current Report on Form 8-K filed June 30, 2011
10.5	Amendment No. 2 to the Stock Purchase Agreement by and among Minera Kata S.A. and South American Gold Corp	Company’s Current Report on Form 8-K filed December 19, 2011
10.6	Termination & Transaction Agreement, dated November 18, 2011	Company’s Current Report on Form 8-K filed December 19, 2011
10.7	Mining and Lease Agreement with Marilyn Bashore	Company’s Current Report on Form 8-K filed December 19, 2011
10.8	Securities Purchase Agreement with Asher Enterprises, dated August 8, 2012	Company’s Current Report on Form 8-K filed September 7, 2012
10.9	Lease with Option to Purchase the Baltimore Silver Mine, dated September 4, 2012	Company’s Current Report on Form 8-K filed September 7, 2012
10.10	South American Gold Corp. 2010 Incentive Compensation Plan	Company’s Annual Report on Form 10-K filed October 17, 2011 as Exhibit 10.5
14.1	Code of Ethics and Code of Conduct.	Company’s Annual Report on Form 10-K filed October 5, 2010
21.1	Subsidiaries of South American Gold Corp.		X

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith

31.1	Certificate of Raymond DeMotte, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Cristian Gomez, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Raymond DeMotte, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certificate of Cristian Gomez, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101.INS	XBRL Instance Document*		X
101.SCH	XBRL Taxonomy Extension Schema Document*		X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*		X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*		X
101.LAB	XBRL Taxonomy Extension Label Linkbase Documents*		X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*		X

*   Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(c)    Financial Statements Excluded From Annual Report to Shareholders

Not Applicable.

Glossary of Certain Mining Terms

Andesite	A gray, fine-grained volcanic rock, chiefly plagioclase and feldspar
Anomaly	A deviation from uniformity or regularity in geophysical or geochemical quantities
Argentite	A valuable silver ore, Ag2S, with a lead-gray color and metallic luster that is often tarnished a dull black
Arsenic	A very poisonous metallic element that has three allotropic forms
Arsenopyrite	A silvery-gray mineral consisting of an arsenide and sulfide of iron
Basalt	An extrusive volcanic rock composed primarily of plagioclase, pyroxene and some olivine
breccia	Rock in which angular fragments are surrounded by a mass of fine-grained minerals
brecciated tuffs	Rocks in which angular fragments are surrounded by a mass of fine grained minerals
Chalcopyrite	A sulphide mineral of copper and iron the most important ore mineral of copper
Cretaceous	Geologic period and system from circa 145.5 ± 4 to 65.5 ± 0.3 million years ago
Cross Cuts	A horizontal opening driven from a shaft and(or) right angles to the strike of a vein or other ore body
Development	Work carried out for purpose of opening up a deposit and making extraction possible
Diorite	An intrusive igneous rock composed chiefly of sodic plagioclase, hornblende, biotite or pyroxene
Drifts	A horizontal passage underground that follows along the length of the vein
Electrum	An alloy of silver and gold
Eocene	the second epoch of the Tertiary Period
Epithermal	Pertaining to mineral veins and ore deposits formed from warm waters at shallow depth
Fault	A break in the Earth’s crust caused by tectonic forces which have moved the rock on one side with respect to the other.
Galena	Lead sulphide, the most common ore mineral of lead
Granodiorite	a phaneritic igneous rock with greater than 20% quartz
Hornfels	A fine-grained metamorphic rock composed of quartz, feldspar, mica, and other minerals
humus	organic component of soil, formed by the decomposition of leaves and other plant material by soil microorganisms
Igneous	Formed by the solidification
kaolin-chlorite	A fine soft white clay, used for making porcelain and china, as a filler in paper and textiles, and in medicinal absorbents
Mineralization	The concentration of metals and their compounds in rocks, and the process involved therein
Metamorphism	The process by which the form and structure of rocks is changed by heat and pressure
Miocene	the fourth epoch of the Tertiary period.
Montmorillonite	An aluminum-rich clay mineral of the smectite group, containing sodium and magnesium
Paragenesis	A set of minerals that were formed together, esp. in a rock, or with a specified mineral
Piedrancha	A fault line in Colombia
Polybasite	Polybasite is a sulfosalt mineral of silver, copper, antimony and arsenic
Polymetallic	a substance composed of a combination of different metals
Pyrargyrite	A dark red mineral consisting of a sulfide of silver and antimony
Pyrite	A yellow iron sulphide mineral, normally of little value, sometimes referred to as “fool’s gold”
Reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination
Sericite	a fine grained mica, either muscovite, illite, or paragonite
Shale	Sedimentary rock formed by the consolidation of mud or silt
Shear	The deformation of rocks resulting from the consolidation of loose sediments of older rock transported from its source and deposited
Sphalerite	A zinc sulphide metal; the most common ore mineral of zinc
Tertiary	Stones deposited during the Tertiary period lasting from about 65 million to 1.6 million years ago
Zinc	a silvery-white metal that is a constituent of brass and is used for coating (galvanizing)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of October, 2012.

SOUTH AMERICAN GOLD CORP.,
a Nevada corporation

By:           /s/  Raymond DeMotte
       Raymond DeMotte
       President & Chief Executive Officer

By:           /s/  Cristian Gomez
        Cristian Gomez, Chief Financial Officer
        (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ raymond DeMotte	October ___, 2012
Raymond Demotte, Chief Executive Officer, President (Principal Executive Officer) and Director

/s/ CRISTIAN GOMEZ	October ___, 2012
Cristian Gomez, Chief Financial Officer, Secretary, Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director

/s/ Francis Xavier Reinhold Delzer	October ___, 2012
Francis Xavier Reinhold Delzer, Vice President of Operations, Director

/s/ Quinn Bastian	October ___, 2012
Quinn Bastian, Director