Form 10-Q
period 2012-09-30
SOUTH AMERICAN GOLD CORP.
filed 2012-11-19
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,2012

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
Non-accelerated filer     ☐  (Do not check if a smaller reporting company)                                              Smaller reporting company        ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Shares as of September 30, 2012
Common Stock, $0.001 par value	89,211,890

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Balance Sheet as of September 30, 2012 and Audited as of June 30, 2012

F-2	Unaudited Statements of Operations for the three months ended September 30, 2012 and 2012 and from inception on May 25, 2005 to September 30, 2012.

F-3	Unaudited Statements of Cash Flows for the three months ended September 30, 2012 and 2011 and from inception on May 25, 2005 to September 30, 2012.

F-4	Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	June 30,
	2012	2012

Assets
Current Assets
Cash and cash equivalents	$33	$87
Prepaid Expenses	7,487	2,000
Total current assets	7,520	2,087

Equipment	1,250	-

Total Assets	8,770	2,087

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses (including related party amounts of $29,632 and $9,025, respectively)	277,366	263,982
Convertible note payable, net of discount of $38,345	9,155	-
Derivative liability	80,198	-
Total Liabilities	366,719	263,982

Stockholders' (Deficit)
Common stock, $0.001 par value, 450,000,000 shares
authorized, 89,211,890 & 79,211,890 issued & outstanding
as of September 30, 2012 & June 30, 2012, respectively	89,212	79,212
Additional paid-in capital	3,991,464	3,972,464
Accumulated other comprehensive income	(22)	-
Deficit accumulated during the exploration stage	(4,438,603)	(4,313,571)

Total Stockholders' (Deficit)	(357,949)	(261,895)

Total Liabilities and Stockholders' (Deficit)	8,770	2,087

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the three months ended September 30,		For the Period May 25, 2005 (Inception) to
	2012	2011	September 30, 2012
Revenues	$-	$-	$-

Operating Expenses
Exploration Expense	15,272	121,274	704,803
Stock Based Compensation	-	-	1,566,348
Impairment loss on Goodwill	-	-	1,285,710
Impairment loss on mining lease	29,000		29,000
Depreciation	-	-	1,657
General & Administrative Expense	38,355	218,369	1,063,635
Total Operating Expense	82,627	339,643	4,651,153

Income (loss) from operations	(82,627)	(339,643)	(4,651,153)

Other Income (Expense)
Loss on derivative liability	(20,323)	-	(20,323)
Interest Expense	(22,082)	-	(25,372)
Interest income	-	4,566	12,713
Total Other Income	(42,405)	4,566	(32,982)

Net Loss	(125,032)	(335,077)	(4,684,135)

Other comprehensive income (loss)
Foreign currency translation adjustment	(22)	(9,613)	8,317
Foreign currency translation adjustment attributable to non-controlling interest	-	(28,838)	(8,339)
Total other comprehensive income (loss)	(22)	(38,451)	(22)

Comprehensive income (loss)	(125,054)	(373,528)	(4,684,157)

Net Loss	(125,032)	(335,077)	(4,684,135)

Net loss attributable to non-controlling interest	-	(105,274)	(245,532)

Net loss attributable to South American Gold Corp.	$(125,032)	$(229,803)	$(4,438,603)

Net loss per common share outstanding
basic and diluted	$-	$-

Weighted average shares outstanding of common
stock, basic and diluted	82,146,673	79,211,890

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
Condensed Consolidated StatementS of Cash Flows
(Unaudited)

	For the three months ended		For the Period May 25, 2005 (Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012

Cash Flows Used in Operating Activities:
Net Income (Loss)	$(125,032)	$(335,077)	$(4,684,135)
Adjustments to reconcile net loss to net cash used in operations:			-
Expenses paid by shareholders	-	-	39,000
Stock Based Compensation	-	-	1,566,348
Impairment loss on goodwill	-	-	1,285,710
Impairment loss on mining lease	29,000	-	29,000
Loss on derivative liability	20,323	-	20,323
Amortization of debt discount and interest expense	21,530		21,530
Depreciation	-	156	1,657
Changes in operating assets and liabilities:
Accrued Interest - Deposit	-	3,872	-
Prepaid Expenses	(5,487)		(7,487)
Accounts payable and accrued expenses	13,384	219,145	402,962

Net Cash Provided by (Used In) Operating Activities	(46,282)	(111,904)	(1,325,092)

Net Cash Used In Investing Activities
Acquisition of equipment	(1,250)	-	(2,907)
Business Acquisition	-	-	(200,343)

Net Cash Provided by (Used In) Investing Activities	(1,250)	-	(203,250)

Cash Flows From Financing Activities:
Proceeds from convertible note payable	47,500	-	47,500
Proceeds from the issuance of common stock	-	-	1,506,450

Net Cash Provided by (Used In) Financing Activities	47,500	-	1,553,950

Effect of Foreign Currency on Cash	(22)	(8,149)	(25,575)

Net Increase (Decrease) in Cash	(54)	(120,053)	33

Cash at Beginning of Period	87	120,537	-

Cash at End of Period	$33	$484	$33

Supplemental disclosure of non-cash investing and financing activities:

Expenses paid by shareholders		-	39,000
Shares issued for debt	-	-	125,595
Derivative liability	59,875		59,875
Shares issued for Property Acquisition	29,000	-	29,000

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
 (Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

1.     ORGANIZATION

The Company, South American Gold Corp., was incorporated under the laws of the State of Nevada on May 25, 2005 with the authorized capital stock of 75,000,000 shares at $0.001 par value. In January 2008, a majority of the shareholders agreed to an increase in the authorized capital stock to 450,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. The Company has not established the existence of a commercially minable ore deposit and therefore is considered to be in the exploration stage.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three months ended September 30, 2012 and 2011 are unaudited. These financial statements were prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of June 30, 2012 was derived from audited financial statements. The results of operations for the three ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending June 30, 2013.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.  The number of potentially dilutive shares excluded from the EPS calculation was 22,727,273 at September 30, 2012.

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

On September 30, 2012, the Company had a net operating loss carry forward of $4,438,603 for income tax purposes. The tax benefit of approximately $1.5 million from the loss carry forward has been fully offset by a valuation allowance because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The losses begin to expire in 2025.

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

Stock-based compensation

Effective November 9, 2010, the Company adopted the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). The Company adopted ASC 718 using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to November 9, 2010 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of ASC 718 does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by ASC 505-50, “Equity-Based Payments to Non-Employees”.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.    MINERAL PROPERTIES

Kon Tum

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

GB Project

On December 14, 2011 the company signed an agreement to purchase one unpatented mining claim and lease nine unpatented mining claims in Yavapai County, Arizona covering approximately two hundred acres. The purchased unpatented claims were for $1,000 and the vendor retained a two percent net smelter return from any future production. The leased claims are for a period of fifteen (15) years; any production subject to a two percent net smelter return to the vendor, and annual lease payments of $750.The company subsequently acquired an additional two unpatented mining claims as part of the GB project by location.

Lucky Boy Silver Project

In December 2011 the company staked five unpatented mining claims in Hawthorne, Nevada covering approximately one hundred acres.

Baltimore Silver Mine Project

On August 6, 2012, the Company signed an agreement to lease, with an option to purchase, the Baltimore Mine located in Western Montana. The lease payment will be $10,000 per year, plus $500 per quarter; or, $2,000 per year in restricted stock at SAGD’s option, provided such restricted stock has a market bid price in excess of $20,000 for the twenty days prior to payment. Payment will be on July 31 of each year beginning July 31, 2013. SAGD may terminate the lease with ninety days’ notice; however, such determination has no bearing on cash payments or issuance of stock to Western prior to the termination of the lease option. The term of the lease is ten years and may be extended for an additional 15 years with a payment of one hundred thousand dollars ($100,000) at any time.

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

The acquisition price of this option was 10,000,000 shares of SAGD restricted stock, based on the contractually stated value of $29,000, using the closing market price of the Company’s common stock on August 17, 2012, plus an additional $25,000 payable in the form of cash or restricted common stock, at SAGD’s option, valued at the ten day average bid price for the company’s common stock. This additional $25,000 is payable during the period January 1, 2013 to July 1, 2013. As of September 30, 2012, the Company identified there were indicators of impairment. As such, it conducted a cash flow assessment on this mining lease, and based on that assessment, the Company recorded an impairment loss of $29,000 in its statement of operations.

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

Also on November 19, 2011, the Company acquired the remaining 75% ownership of Kata Enterprises Inc. through payment of $10,000. The purchase price of $10,000 was allocated as follows:

Noncontrolling interest - $603,082; Net assets of Kata Enterprises Inc. (75%) - $221,201; Credit to Capital Surplus - $814,283.

The previous fair values assigned to the noncontrolling interest and net assets of Kata Enterprises Inc. were provisional amounts, and the purchase of the remaining noncontrolling interest in November 2011 finalized the purchase accounting.

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

6.    CONVERTIBLE NOTE PAYABLE AND DERIVATIVE LIABILITY

Convertible Note Payable

On August 8, 2012, the Company entered into a securities purchase agreement and convertible note agreement, for $47,500 in cash. The note has a maturity date of May 10, 2013, and carries an interest rate of 8%, per annum. Principal and interest is due on May 10, 2013 and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 55% of the lowest three trading prices for the common stock of the Company during the ten trading day period ending on the latest complete trading day prior to the conversion date. Accrued interest on this note, as of September 30, 2012, was $552.

Derivative Liability

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions:  Risk-free interest rate of 0.17%; Dividend rate of 0%; and, historical volatility of 333%. Based on this calculation, the Company recorded a derivative liability of $59,875 and interest expense of $12,375. This derivative will be marked-to-market at each reporting period, with the change in fair value being recorded to the statement of operations. The calculated fair value of the derivative liability at September 30, 2012 was $80,197. The related loss on the derivative liability of $20,323 was recorded in other expense on the statement of operations.

Based on the above calculations, the Company also recorded a discount on debt of $47,500. This discount will be amortized to interest expense over the 9 month term of the convertible note. Total amortization for the three month period ended September 30, 2012 was $9,155.

7.    RELATED PARTY TRANSACTIONS

As of September, 2012, the current officers are owed a total of $29,632 for management fees and expenses which are recorded in accounts payable on the balance sheet. Officers-directors also have made contributions to capital of $39,000, since inception, in the form of expenses paid for the Company.

8.    STOCKHOLDERS’ DEFICIT

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

On August 17, 2012, the Company issued 10,000,000 shares of SAGD restricted common stock, valued at $29,000, based on the market value of the stock on the date of issuance, for the acquisition of a lease option on mineral properties.

Stock Options

During the year ended 30 June 2011, the Company granted 2,900,000 stock options to employees and directors of the Company, entitling the holders to purchase common shares of the Company for proceeds of $0.59 per common share expiring March 21, 2021, of which 1,200,000 were granted to employees and 1,700,000 were granted to non-employees of the Company. The fair value of the portion of the options which vested in the period, estimated using Black-Scholes model, was $1,566,378. This amount has been expensed as stock-based compensation.

The following incentive stock options were outstanding at September 30, 2012,:

	Exercise Price	Number of options	Remaining contractual life (years)

Options	$0.59	2,700,000	8.5

		2,700,000

The following is a summary of stock option activities during the twelve months ended September 30, 2012:

	Number of options	Weighted average exercise price

Outstanding and exercisable at June 30, 2012	2,700,000	0.59

Granted	-	-
Exercised	-	-
Cancelled	-	0.59

Outstanding and exercisable at September 30, 2012	2,700,000	0.59

The aggregate intrinsic value of all warrants and stock options outstanding and exercisable at September 30, 2012 was $0.

9.    GOING CONCERN

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. The Company does not have sufficient working capital to service its debt or for its planned activity, which raises substantial doubt about its ability to continue as a going concern. The Company’s plans are to seek additional debt and equity investment to sustain operations.

10.    SUBSEQUENT EVENTS

On October 16, 2012, the Company entered into a securities purchase agreement and convertible note agreement for $27,500 in cash. The note has a maturity date of July 18, 2013, and carries an interest rate of 8%, per annum. Principal and interest is due on May 10, 2012 and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 55% of the lowest three trading prices for the common stock of the Company during the ten trading day period ending on the latest complete trading day prior to the conversion date.

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our contemplated acquisition and exploration and development projects;

●	risk that Federal and State permissions required for exploration on our properties are not available, or conflicting property interests preclude exploration and production on unpatented mining claims

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations ;

●	Risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration or development activities or the completion of feasibility studies;

●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

● 	risks related to tax assessments;

● 	political and regulatory risks associated with mining development and exploration; and other risks and uncertainties related to our prospects, properties and business strategy.

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our contemplated acquisition and exploration and development projects;
●	risk that Federal and State permissions required for exploration on our properties are not available, or conflicting property interests preclude exploration and production on unpatented mining claims;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations ;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;
●	the potential for delays in exploration or development activities or the completion of feasibility studies;
●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;
●	the uncertainty of profitability based upon our history of losses;

●	risks related to environmental regulation and liability;
●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;
●	political and regulatory risks associated with mining development and exploration; and other risks and uncertainties related to our prospects, properties and business strategy.

The forgoing list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Company” mean South American Gold Corp., unless otherwise indicated.

Overview

The Company’s current focus is on the acquisition, exploration, and potential development of mining properties in in the United States though we are also seeking mineral property interests in Colombia and Mexico; we also have begun researching the mineral and alternative energy industry in southeastern Europe. Our common stock is currently quoted over-the-counter (the “OTC QB”)under the trading symbol “SAGD”.

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

In connection with our efforts to seek properties in Columbia, we have been monitoring certain changes that the Colombian government is contemplating to its administration of the mining sector, which may include the establishment of new government agencies and regulations which we are unable to determine when this may be finalized, and potentially may adversely impact us by resulting in further delays in implementing plans and increased compliance costs. For reasons which included the foregoing, we have elected to expand our focus to North America and we have acquired mineral property interests in North America and are actively considering projects in North America in addition to Colombia. We have abandoned our plan to acquire an interest in certain mining and mineral rights underlying a prospective concession contact located in the Nariño province of Colombia.

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

Exploration Activities- Colombia and Latin America

We have conducted reconnaissance exploration on various locations in the Nariño Mining district primarily to develop better understanding of the geology of the district and to consider a potential acquisition in the area, which would be contingent on securing sufficient financing and regulatory approvals, neither of which can be assured. We have considered and evaluated projects in Colombia outside of the Nariño district and in Bolivia and plan to continue to do the same subject to same financing and regulatory conditions. We anticipate that general exploration activities required to identify and evaluate new prospects would require additional consulting, travel and sampling expense of $50,000 in the current fiscal year. Administrative costs related to our Colombian subsidiaries we estimate at $50,000 for the current year. Our CEO and VP Exploration visited and considered a project in Bolivia in 2011, but due to political uncertainty in was decided after review in the first calendar quarter 2012 to not proceed with negotiations on the property visited. Currently, we maintain a small office in Colombia, and regularly monitor developments in the country.

North American Exploration and Acquisition Activities

We have commenced regular activities to locate and evaluate potential projects in North America. Initial projects under review have been in Mexico (Zactaecas region) and the United States (principally projects in Nevada, Arizona and Montana). These activities included site visits to the lease mining claims in Arizona and the Lucky Boy Silver project in Nevada, and the Baltimore Silver Mine project in Montana, which are discussed below. These efforts include reviewing historical literature, contacting property owners, compiling and reviewing information on properties, and where merited site visits and negotiations with property owners, and in addition exploration preparation for our Arizona claims.

GB Claims – Arizona

During the reporting period ended December 31, 2011, and consistent with our plan to extend the focus of our exploration activities to North America, we entered into an agreement to lease certain unpatented mining claims in the historical Black Rock Mining District of Yavapai County of Arizona.

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

Description of Property

In connection with  our consideration of entering into the Lease, we conducted a diligence review of the Property. The description of Property contained herein is the product of our due diligence. Further description is available in our annual report on Form 10-K for the year ended June 30, 2012.
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

The Company has additional geological mapping to be done, and we are in the process of preparing additional site visits to investigate adjacent territory and on the existing unpatented mining claims identify areas for soil sampling and preliminary identification of drill targets. Once done we will prepare a Plan of Operations for the required approvals. The budget for these and forecast subsequent steps is $50,000 and included in the company-wide exploration budget provided below. A key objective is sampling the breccias pipes to guide potential drilling activity.

Lucky Boy Silver Project - Nevada

Lucky Boy Silver Project

In December 2011, we staked five unpatented mining claims in the Walker Lane Mineral Belt in western Nevada which we are referring to as the “Lucky Boy Silver Project”.

In connection with our consideration of whether to stake these unpatented mining claims, we conducted a diligence review of the Lucky Boy Silver Project. The description of the Lucky Boy Silver Project contained herein is the product of our due diligence from an initial site visits conducted in December 2011 and certain historical information publicly available which we have not been able to independently verify. Further description of the project may be found in our Annual Report on Form 10-K for the year ended June 30, 2012..

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

Our exploration plan would be divided into three phases, and execution of these plans is dependent on results from earlier phases and the availability of capital. The key strategic objective is to determine whether the mineralization extends at depth with a sufficient grade to permit a preliminary assessment to the potential for commercial mining. Initial funding required for exploration is estimated at $50,000 to cover consulting fees and expenses, systematic soil and surface sampling, identification of nearby properties that may be acquired to improve access, and develop a plan for drilling any established targets. Historical information suggests that there are may not be prospective for positive results from near-surface exploration, hence the company exploration plan would be focused on two key objectives (a) determine mineralization at depth (in excess of 1500 feet) or identify parallel structures to areas of historic mining. If drill targets are established, we would foresee a Phase II exploration plan of $450,000, but the implementation of such plan is contingent on us securing sufficient financing which cannot be assured.

Baltimore Silver Mine

Lease with Option to Purchase Baltimore Silver Mine

On August 6, 2012, the Company entered into a binding Memorandum of Understanding (the “Agreement”) with Western Continental, Inc. (“Western”) to lease with option to purchase three patented mining claims ( the “Baltimore Silver Mine”) subject to a definitive agreement to be signed within ninety days, with an effective lease date of August 3, 2012. Our Current Report on Form 8-K filed August 9, 2012 provided property information and is incorporated herein by reference.

Western, and the Company have agreed to a Definitive Agreement (“the Agreement”) to Lease with Option to Purchase the Baltimore Silver Mine. SAGD effected the agreement September 5, 2012 .The lease will be for a term of ten years beginning August 2, 2012, and may be extended for an additional 15 years with a payment of one hundred thousand dollars ($100,000) at any time. During the term of this lease SAGD will be responsible for the payment of any property taxes, indemnify Western for any and all activities SAGD conducts on the property, and secure all required permits and operating licenses for the Company  activities on the property. The lease payment will be $10,000 per year in cash payments, which may be paid in restricted stock as the Company’s option provided such restricted stock has a market bid price in excess of $20,000 for the 20 days average bid price for the stock prior to payment, and a quarterly cash payment of $500.00 per quarter. Payment will be on July 31st of each year beginning in 2013.

The Company will pay a production royalty of all minerals mined from the property in the form of a Net Smelter Return to Western of three percent (3%). The Company will have for the term of this agreement an option to purchase the property free and clear of any lien or encumbrance in the amount of five hundred thousand dollars ($500,000) at which time the lease would terminate and no royalty would be due afterwards from the property. Should the Company cause to be issued a property report meeting standard industry guidelines indicating probable or proven reserves in excess of two million ounces of silver on the property, Western shall receive an additional $30,000 in cash or restricted shares valued as described above, within 30 days of publication of such report. The Company  has issued 10,000,000 shares of its restricted common stock to Western. The Company will also pay $25,000 in cash or restricted stock, valued at the ten day average bid price for the stock, between January 1, 2013 and July 1, 2013.

Description of Property

Land Status

The property consists of three patented mining claims covering approximately sixty acres.
Name of Claim Mineral Survey #
Last Hope 9689
Baltimore 1540
Mona 9689

The Company has also staked two unpatented claims as part of the project, thus the project as a whole contains approximately one hundred (100) acres.

Location

The Baltimore Mine property is located in Jefferson County Montana, approximately twenty two miles northeast of Butte, MT and four miles northwest of Boulder, MT. Coordinates are Section 7, Township 6 N, Range 4W, Jefferson County, Montana. The Company is collating information and preparing general maps on the project.

Access

Access is generally from Boulder by four miles of unimproved county road thence along the Boomerang Creek Road.

Climate and Physiography

The climate is relatively temperate allowing work generally all year around. The mine is on the eastern slope area of Sugarloaf Mountain, with ridges one thousand foot above the main valley. Elevations on the property range from 6,250 feet on ridge top to 5,800 feet above sea level near the Baltimore Mine. Vegetation consists of mostly sage but stands of conifers are common on the north slopes.

Local Resources

There are sufficient local resources for general material and supplies, and general labor. Electric power lines are within a mile of the property and water supply appears adequate for the property, though an assessment will be required for water supply for expanded drilling programs and future potential milling requirements.

Geology

The geology of the area is dominated by the monzonites of the Butte Batholith intruding into the older Elkhorn volcanics, consisting of green-gray welded tuffs and and sites. East-westerly striking pyrite-galena bearing quartz veins have been deposited along or near to fault or shear zones with some Scricitic alteration. The Baltimore shear or alteration zone can be traced can be traced over five thousand feet on the surface.

Metallurgy

The Company has no metallurgical tests relating to the property, nor historical information as to recoveries of metal from ore formerly produced.

Reserves and Mineralized Material

There are no established reserves or mineralized material on the property according to available information on the project.

History and Historical Information on the Property

The following information has been provided by independent sources not been independently verified by the Company but provided for general informational purposes, and it should not be assumed that prior production results are an indication of potential future results.

The mine apparently was discovered in the nineteenth century with regular shipments ore reported in 1903 by lessees, and two thousand feet of workings. In 1907, it was reported the mine had six adits and a 140 foot shaft. In 1912, 60 men were employed at the mine, and it was extended an additional six hundred feet. By 1935 the underground workings were estimated at three thousand feet of crosscuts and drifts, and with tunnels. In 1960 it was reported that the mine had produced 18,148 tons of ore which yielded 1,734 ounces of gold, 275,489 ounces of silver, and 271,266 pounds of copper, 1,273,965 pounds of lead and 280,750 pounds of zinc. Past production is no indicator of future production potential which can only be determined through additional information on the property.

Limited sampling was conducted on the property in 1966, 1979, and in 1989, a 4,985 foot drilling program was conducted on the property. The Company is reviewing assays from these programs and working to correlate to available assay maps and considers that data contained as encouraging further exploration.

Development Work on the Property

The underground workings of the property include six tunnels reported by 1960 and a shaft at a vertical interval of four hundred feet, and three thousand feet of underground workings. Prior operator reports indicates that four of these tunnels the Hope Tunnel, Tunnel No. 4, 5, and 6,were evidently designed to explore the northeastern vein structure of the property.

The Company is considering a budget for rehabilitation of the Portals to gain further underground access.

Exploration Plan

The Company’s initial plans include compiling and reviewing all historical information on the property, and conducting initial site visits to determine costs and schedules for geological mapping, and status of the underground workings, and determining the optimum exploration plan based on this initial work. Our exploration plan will focus on confirming historic grades, and targeting areas that may yield commercial grades and sufficient tonnages to justify rehabilitation of underground workings and drilling to delineate potential ore reserves. This preliminary assessment will consider initial approximate cost estimates including the availability of any regional milling facilities. The Company estimates a budget of five to fifty thousand dollars may be required in initial stages of exploration.

We have begun our Phase I exploration which has included a thorough review of the current status of access to the tunnels ad underground workings, having a professional geologist and a mining engineer work on the property. We have completed an initial survey of the dump material, and review of the historical literature. Exploration objectives include (a) further determination of the economics of processing the dump material (b) rehabilitation work to gain access further underground to conduct channel sampling and determiniing drill targets (c) detailed geologic mapping. We believe that while some potential is in identifying mineralized areas former mining with limited technology may have missed that there may be much deeper exploration targets to be tested form underground or surface drilling. We also intent to prepare the necessary plan of operatons for the unpatented portion of the project, and consider applications for any state mining permits.

Summary Exploration Plans

Exploration work continues to advance knowledge of the areas, conduct surveying and geologic mapping activities, determine prime areas for soil sediment sampling and re-sampling prospects pits we believe present. Our primary objective during Phase I exploration is identifying drill targets, preparing logistical arrangements for a drilling plan, begin assembling data necessary for a Plan of Operations to be submitted to the BLM, which has been submitted and preparation for data to support our subsequent applications for regulatory approval of exploration activities, and review data of prior exploration in the area along with field work to verify historical data. We plan in the second quarter to expand these activities. Our Phase II exploration phase, subject to results and timing of the completion Phase I exploration and regulatory approvals. We are forecasting subject to capital availability and timing of regulatory approvals required to explore in the area, a company budget of approximately $600,000 for our projects over the next 18 months. We also are actively considering projects for acquisition in Mexico in addition to the United States and Colombia, and expect general due diligence, exploration and initial acquisition expenses over the next 18 months at $150,000, for a total operating budget of $750,000 over 18 months, subject to availability of capital, permits and recommendations of our technical staff and consultants.

Based on initial field work at the Baltimore Silver Mine has been sufficiently positive to date that management has designated this project as our main project for the current period.

Our current cash on hand is insufficient to complete any of the planned exploration activities and the full implementation of our planned exploration program is dependent on our ability to secure sufficient financing and the necessary permits.  We can provide no assurance that we will secure sufficient financing or that any required permits will be approved.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Revenues

We have not generated any revenues from operations since our inception. We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses
We incurred operating expenses in the amount of $82,627 for the three months ended September 30, 2012, as compared to operating expenses of $339,643 for the three months ended September 31, 2011. The decrease in our operating expenses relates to decreased expenditures associated with performing initial diligence of the property underlying the Mining Concessions that was the subject of the IKE-10421 concession application for which Kata, through its subsidiary, had entered into an agreement to acquire an eighty-five percent (85%) interest.

We incurred exploration costs of $15,272 during the three months ended September 30, 2012, as compared to $121,274 for the three months ended September 30, 2011. The decrease in our exploration costs relates to decreased expenditures associated with performing initial diligence of the property underlying the Mining Concessions that was the subject of the IKE-10421 concession application for which Kata, through its subsidiary, had entered into an agreement to acquire an eighty-five percent (85%) interest.

We incurred general and administrative expenses of $38,355 for the three months ended September 30, 2012, compared to $218,369 for the three months ended September 30, 2011. The decrease of $180,014 relates to decreases in accounting, consulting, and legal fees. Other general and administrative costs also decreased as we had no activity in our Kata subsidiary during the three months ended September 30, 2012, as compared to 2011.
Other Income (Expenses)

For the three months ended September 30, 2012, the Company recorded interest expense of $22,082, which was comprised of accrued interest on the convertible note payable of $552, interest expense related to the recording of a derivative liability that exceeded the face value of the convertible note payable, of $12,375, and amortization of debt discount, of $9,155. For the same time period, the Company also recorded a loss on derivative liability of $20,323 for the loss resulting from remeasuring the derivative liability at September 30, 2012. For the three months ended September 30, 2011, the Company recorded only interest income of $4,566 related to interest income received from cash balances during that period.

Net Loss

As a result of the above, for the three months ended September 30, 2012, we reported a net loss of $125,032, as compared to a net loss of $335,077 for the three months ended September 30, 2011. The decrease in our net losses was primarily attributable to decreased operating expenses incurred during the reporting period, which is described above.

Liquidity and Capital Resources

At September 30, 2012, we had cash of $33 (June 30, 2012 -$87) and a working capital deficit $359,199 (June 30, 2012 – $261,895).

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

Net cash used in operating activities for the three months ended September 30, 2012 was $46,282, as compared to net cash used in operating activities of $111,904 for the three months ended September 30, 2011. Our net loss of $335,077 for the three months ended September 30, 2011 was the primary reason for our negative operating cash flow, which was partially offset by an increase in accounts payable of $219,145; for the three months for the period ended September 30, 2012 we had a net loss of $125,032 partially offset by non-cash property impairment of $29,000.

Net cash  used  by investing activities for the three  months ended September 30, 2012 was $1,250 as compared to net cash used or provided in investing activities of $-0- for the three months ended September 30, 2011. Net cash provided in financing activities for the three months ended September 30, 2012 related to proceeds from a  convertible note issued for  $47,500 compared to -0- in the three months ended September 30, 2011.

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

Going Concern

We have incurred net losses attributable to South American Gold Corp. for the period from inception on May 25, 2005 to September 30, 2012 of $4,645,317 and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended June 30, 2012. We consider certain accounting policies to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Raymond DeMotte, and our Chief Financial Officer, Mr. Cristian Gomez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures are not effective. Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012, which we believe primarily stems from the fact that we had limited accounting and financial staff during the year ended June 30, 2012 which did not possess the requisite qualifications.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, no changes other than those made in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses

As discussed above, as of June 30, 2012 and 2011, we identified material weaknesses in our internal control over financial reporting due to the occurrence of a significant number of out-of-period adjustments and the magnitude of such that were identified during the financial statement closing process for those periods which we believe primarily stems from the fact that we have limited accounting and financial staff who do not possess the requisite qualifications. We are currently addressing these material weaknesses as described below.

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

None.

Item 1A. Risk Factors.

Not Applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2012, the Company issued ten million shares  of restricted common stock.   The shares were issued in connection with the lease with option to purchase the Baltimore Silver Mine project.

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act").  All of the  individuals  and/or  entities  that purchased the unregistered securities were primarily existing shareholders,   known  to  the  Company  and  its  management,   through  pre-existing  business relationships,   as  long  standing  business  associates  and  employees.   All purchasers  were  provided  access  to  all  material  information,  which  they requested,  and all  information  necessary to verify such  information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company.  All certificates or agreements  representing  such securities that were issued contained  restrictive legends,  prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first  registered  or  otherwise  exempt from  registration  in any further resale or disposition.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits.  The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB *	XBRL Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

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

South American Gold Corp.

Date:	November 19, 2012

By: /s/ Raymond DeMotte Raymond DeMotte Title: Chief Executive Officer

Date:	November 19, 2012

By: /s/ Cristian Gomez Cristian Gomez Title: Chief Financial Officer (Principal Accounting Officer)