Form 10-Q
period 2012-12-31
SOUTH AMERICAN GOLD CORP.
filed 2013-02-19
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                           Smaller reporting company      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Shares as of December 31, 2012
Common Stock, $0.001 par value	89,211,890

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Balance Sheet as of December 31, 2012 and Audited as of June 30, 2012

F-2	Unaudited Statements of Operations for the six and three months ended December 31, 2012 and 2012 and from inception on May 25, 2005 to December 31, 2012.

F-3	Unaudited Statements of Cash Flows for the six months ended December 31, 2012 and 2011 and from inception on May 25, 2005 to December 31, 2012.

F-4	Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the interim period ended December 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2012	2012
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,692	$87
Prepaid Expenses	3,500	$2,000
Total current assets	5,192	2,087

Equipment net of depreciation	1,188	-

Total Assets	6,380	2,087

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable (including related party of $32,446 and $9,025)	288,967	263,982
Convertible Note Payable, net of discount of $73,318	34,182	-
Derivative Liability	157,186	-
Total Liabilities	480,335	263,982

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 450,000,000 shares
authorized, 89,211,890 & 79,211,890 issued & outstanding
as of December 31, 2012 & June 30, 2012 respectively	89,212	79,212
Additional paid-in capital	3,991,464	3,972,464
Accumulated other comprehensive income	(110)	-
Deficit accumulated during the exploration stage	(4,554,521)	(4,313,571)

Total Stockholders' Equity (Deficit)	(473,955)	(261,896)

Total liabilities and stockholders' equity (deficit)	$6,380	$2,087

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		For the Period May 25, 2005 (Inception) to
	2012	2011	2012	2011	December 31, 2012

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Exploration Expense	16,256	9,855	31,528	131,129	721,059
Stock Based Compensation	-	-	-	-	1,566,348
Impairment loss on Goodwill	-	4,797	-	4,797	1,285,710
Impairment loss on Mining Lease	-	-	29,000	-	29,000
Depreciation	62	-	62	-	1,720
General & Administrative Expense	56,077	45,868	94,432	158,963	1,119,711
Total Operating Expense	72,395	60,520	155,022	294,889	4,723,547

Income (loss) from operations	(72,395)	(60,520)	(155,022)	(294,889)	(4,723,547)

Other Income (Expense)
Gain (Loss) on derivative liability	19,475	-	(848)	-	(848)
Interest Expense	(62,999)	(3,290)	(85,080)	(3,290)	(88,371)
Interest income	-	1,547	-	6,113	12,713
Total Other Income (Expense)	(43,524)	(1,743)	(85,928)	2,823	(76,506)

Net Loss before non-controlling interest	(115,919)	(62,263)	(240,950)	(292,066)	(4,800,053)

Other comprehensive income (loss)
Foreign currency translation adjustment	(89)	(27,194)	(110)	(65,645)	8,229
Foreign currency translation adjustment attributable to non-controlling interet attributable to non-controlling interest	-	-	-	-	(8,339)
Total other comprehensive income (loss)	(89)	(27,194)	(110)	(65,645)	(110)

Comprehensive income (loss)	$(116,008)	$(89,457)	$(241,060)	$(357,711)	$(4,800,164)

Net Loss	(115,919)	(62,263)	(240,950)	(292,066)	(4,800,053)

Net loss attributable to non-controlling interest	-	-	-	-	(245,532)

Net loss attributable to South American Gold Corp.	$(115,919)	$(62,263)	$(240,950)	$(292,066)	$(4,554,522)

Net loss per common share outstanding,
basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding of common
stock, basic and diluted	89,211,890	79,211,890	85,679,281	79,211,890

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
Condensed Consolidated Statement of Cash Flows

			For the period
			May 25, 2005
	For the Six Months Ended December 31,		(inception) to
	2012	2011	December 31, 2012

Cash Flows Used in Operating Activities:
Net Income (Loss)	$(240,950)	$(292,066)	$(4,800,054)
Adjustments to reconcile net loss to net cash used in operations
Expenses paid by shareholders	-	-	39,000
Stock Based Compensation	-	-	1,566,348
Impairment loss on goodwill	-	4,797	1,285,710
Impairment loss on Mining Lease	29,000	-	29,000
Loss on derivative liability	848	-	848
Amortization of debt discount and interest expense	83,020	-	83,020
Depreciation	62	215	1,719
Changes in operating assets and liabilities
Prepaid Expenses	(1,500)	(3,000)	(3,511)
Accounts Payable and accrued expenses	24,985	(4,832)	414,562

Net Cash Provided by (Used In) Operating Activities	(104,535)	(294,886)	(1,383,358)

Net Cash Used In Investing Activities
Acquisition of Equipment	(1,250)	-	(2,917)
Business Acquisition	-	349,657	(200,343)

Net Cash Provided by (Used In) Investing Activities	(1,250)	349,657	(203,260)

Cash Flows From Financing Activities:
Proceeds from convertible note payable	107,500	-	107,500
Proceeds from issuance of common stock	-	-	1,506,450

Net Cash Provided by (Used In) Financing Activities	107,500	-	1,613,950

Effect of Foreign Currency on Cash	(110)	(65,645)	(25,640)

Net Increase (Decrease) in Cash	1,605	(10,874)	1,692

Cash at Beginning of Period	87	120,537	-

Cash at End of Period	$1,692	$109,663	$1,692

Supplemental disclosure of non-cash investing and financing activities:

Expenses paid by shareholders	-	-	39,000
Shares issued for debt	-	-	125,595
Derivative liability	156,338		156,338
Shares issued for Property Acquisition	29,000	-	29,000

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three months and six months ended December 31, 2012 and 2011 are unaudited. These financial statements were prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of June 30, 2012 was derived from audited financial statements. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the year ending June 30, 2013.

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter , the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve. Mineral property exploration costs are expensed as incurred.

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

6. CONVERTIBLE NOTE PAYABLE AND DERIVATIVE LIABILITY

Convertible Note Payable

Convertible Note #1

On August 8, 2012, the Company entered into a securities purchase agreement and convertible note agreement, for $47,500 in cash. The note has a maturity date of May 10, 2013, and carries an interest rate of 8%, per annum. Principal and interest is due on May 10, 2013 and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 55% of the lowest three trading prices for the common stock of the Company during the ten trading day period ending on the latest complete trading day prior to the conversion date. Accrued interest on this note, as of December 31, 2012, was $1,510.

Convertible Note #2

On October 16, 2012, the Company entered into a securities purchase agreement and convertible note agreement, for $27,500 in cash. The note has a maturity date of July 18, 2013, and carries an interest rate of 8%, per annum. Principal and interest is due on July 18, 2013 and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 55% of the lowest three trading prices for the common stock of the Company during the ten trading day period ending on the latest complete trading day prior to the conversion date. Accrued interest on this note, as of December 31, 2012, was $458.

Convertible Note #3

On December 18, 2012, the Company entered into a securities purchase agreement and convertible note agreement, for $32,500 in cash, which was effective December 31,2012 upon being funded.. The note has a maturity date of September 20, 2013, and carries an interest rate of 8%, per annum. Principal and interest is due on September 30, 2013, and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 55% of the lowest three trading prices for the common stock of the Company during the ten trading day period ending on the latest complete trading day prior to the conversion date. Accrued interest on this note, as of December 31, 2012, was $93.

Derivative Liabilities

Convertible Note #1

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.16% to 0.17%; Dividend rate of 0%; and, historical volatility rates ranging from 228.33% to 355.27%. Based on this calculation, the Company recorded an initial derivative liability of $59,875 and interest expense of $12,375. This derivative will be marked-to-market at each reporting period, with the change in fair value being recorded to the statement of operations. The calculated fair values of the derivative liability at September 30, 2012 and December 31, 2012 were $80,197 and $59,491, respectively. From its initial valuation on August 8, 2012 to December 31, 2012, the Company has recorded a net gain on derivative liability of $384, in the statement of operations.

Based on the above calculations, the Company also recorded a discount on debt of $47,500. This discount will be amortized to interest expense over the 9 month term of the convertible note. Total amortization for the six month period ended December 31, 2012 was $25,045.

Convertible Note #2

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.16% to 0.17%; Dividend rate of 0%; and, historical volatility rates ranging from 291.96% to 321.22%. Based on this calculation, the Company recorded a derivative liability of $43,646 and interest expense of $16,146. This derivative will be marked-to-market at each reporting period, with the change in fair value being recorded to the statement of operations. The calculated fair value of the derivative liability at December 31, 2012 was $42,018. The related gain on the derivative liability of $1,627 was recorded in the statement of operations for the six month period ended December 31, 2012.

Based on the above calculations, the Company also recorded a discount on debt of $27,500. This discount will be amortized to interest expense over the 9 month term of the convertible note. Total amortization for the six month period ended December 31, 2012 was $7,600.

Convertible Note #3

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.14% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 335,63% to 346.31%. Based on this calculation, the Company recorded a derivative liability of $52,817 and interest expense of $20,317. This derivative will be marked-to-market at each reporting period, with the change in fair value being recorded to the statement of operations. The calculated fair value of the derivative liability at December 31, 2012 was $55,675. The related loss on the derivative liability of $2,858 was recorded in the statement of operations.

Based on the above calculations, the Company also recorded a discount on debt of 32,500. This discount will be amortized to interest expense over the 9 month term of the convertible note. Total amortization for the six month period ended December 31, 2012 was $1,536.

7. RELATED PARTY TRANSACTIONS

As of December 31, 2012, the current officers are owed a total of $32,446 for management fees and expenses which are recorded in accounts payable on the balance sheet. Officers-directors also have made contributions to capital of $39,000, since inception, in the form of expenses paid for the Company.

8. STOCKHOLDERS’ DEFICIT

On August 17, 2012, the Company issued 10,000,000 shares of SAGD restricted common stock, valued at $29,000, based on the market value of the stock on the date of issuance, for the acquisition of a lease option on mineral properties.

Stock Options

During the year ended 30 June 2011, the Company granted 2,900,000 stock options to employees and directors of the Company, entitling the holders to purchase common shares of the Company for proceeds of $0.59 per common share expiring March 21, 2021, of which 1,200,000 were granted to employees and 1,700,000 were granted to non-employees of the Company. The fair value of the portion of the options which vested in the year ended June 30,2011, estimated using Black-Scholes model, was $1,566,378. This amount has been expensed as stock-based compensation.

The following incentive stock options were outstanding at December 31, 2012:

	Exercise Price	Number of options	Remaining contractual life (years)

Options	$0.59	2,500,000	8.2

		2,500,000

The following is a summary of stock option activities during the six months ended September 30, 2012:

	Number of options	Weighted average exercise price

Outstanding and exercisable at June 30, 2012	2,700,000	0.59

Granted	-	-
Exercised	-	-
Cancelled	(200,000)	0.59

Outstanding and exercisable at December 31, 2012	2,500,000	0.59

The aggregate intrinsic value of all warrants and stock options outstanding and exercisable at December 31, 2012 was $-0-.

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

10. SUBSEQUENT EVENTS

On January 22, 2013 the Company signed a mining lease agreement for two unpatented mining claims in Whatcom County, Washington. The lease is for fifteen years and is subject to a net smelter return of two percent and annual advance royalty payments of $500 in the first year and $750 thereafter.

During January 2013, the Company entered into subscription agreements to issue 26,500,000 shares of its common stock in settlement of $79,500 in accounts payable.

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our contemplated acquisition and exploration and development projects;

●	risk that Federal and State permissions required for exploration on our properties are not available, or conflicting property interests preclude exploration and production on unpatented mining claims

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations ;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration or development activities or the completion of feasibility studies;
●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;
●	the uncertainty of profitability based upon our history of losses;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;

●	political and regulatory risks associated with mining development and exploration; and other risks and uncertainties related to our prospects, properties and business strategy.

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our contemplated acquisition and exploration and development projects;
●	risk that Federal and State permissions required for exploration on our properties are not available, or conflicting property interests preclude exploration and production on unpatented mining claims;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations ;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;
●	the potential for delays in exploration or development activities or the completion of feasibility studies;
●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;
●	the uncertainty of profitability based upon our history of losses;

●	risks related to environmental regulation and liability;
●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;
●	political and regulatory risks associated with mining development and exploration; and other risks and uncertainties related to our prospects, properties and business strategy.

The forgoing list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Company” mean South American Gold Corp., unless otherwise indicated.

Overview

The Company’s current focus is on the acquisition, exploration, and potential development of mining properties in in the United States though we are also seeking mineral property interests in Southeastern Europe, Colombia and Mexico; we also have begun researching the mineral and alternative energy industry in southeastern Europe. Our common stock is currently quoted over-the-counter (the “OTC QB”) under the trading symbol “SAGD”.

We are considered an exploration or exploratory stage company because our business plan is to engage in the examination, investigation and exploration of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. There is no assurance that a commercially viable mineral deposit will exist on any of the properties underlying any mineral property interests we have or that we may acquire in the future. In order to make any final evaluation as to the economic and legal feasibility of placing any exploration project into production, a great deal of exploration is required. We possess no known reserves of any type of mineral, have not discovered an economically viable mineral deposit and there is no assurance that we will ever discover one. If we cannot acquire or locate mineral deposits, or if it is not economical to recover any mineral deposits that we do find, our business and operations will be materially and adversely affected and we may have to cease operations.

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

In connection with our efforts to seek properties in Colombia, we have been monitoring certain changes that the Colombian government is contemplating to its administration of the mining sector, which may include the establishment of new government agencies and regulations which we are unable to determine when this may be finalized, and potentially may adversely impact us by resulting in further delays in implementing plans and increased compliance costs. For reasons which included the foregoing, we have elected to expand our focus to North America and we have acquired mineral property interests in North America and are actively considering projects in North America and Southern Europe in addition to Colombia. We have abandoned our plan to acquire an interest in certain mining and mineral rights underlying a prospective concession contact located in the Nariño province of Colombia.

During the quarter ended December 31, 2011, these efforts resulted in us entering into a Mining Lease and Agreement to lease nine unpatented mining claims situated in Yavapai County, Arizona and purchasing one unpatented mining claim situated in Yavapai County and staking five unpatented mining claims in western Nevada. We are reviewing data received and results of site visits and preparing for additional exploration activity.

We entered into an agreement September 5, 2012 for a lease with option to purchase the Baltimore Silver mine project in Montana.

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

In November 2011, we amended the prior agreements to acquire one hundred percent (100%) ownership of Kata S.A. and its related subsidiaries, and all prior agreements were terminated including those related to the mineral concession applications. In exchange for the 100% ownership, we paid $10,000. We remain in ownership of all data compiled during our exploration activities; maintain a representative office in Colombia, and are monitoring changes in mining regulations and future acquisitions in the country. We expect no direct exploration efforts in Colombia in the first six months of 2013 involving field work, though we maintain a representative office in Colombia.

Exploration Activities- Colombia and Latin America

We have conducted reconnaissance exploration on various locations in the Nariño Mining district primarily to develop better understanding of the geology of the district and to consider a potential acquisition in the area, which would be contingent on securing sufficient financing and regulatory approvals, neither of which can be assured. We have considered and evaluated projects in Colombia outside of the Nariño district and in Bolivia and plan to continue to do the same subject to same financing and regulatory conditions. We anticipate that general exploration activities required to identify and evaluate new prospects would require additional consulting, travel and sampling expense of $50,000 in the current fiscal year. Administrative costs related to our Colombian subsidiaries we estimate at $20,000 for the current fiscal year. Currently, we maintain a small office in Colombia, and regularly monitor developments in the country.

North American Exploration and Acquisition Activities

We have commenced regular activities to locate and evaluate potential projects in North America. Initial projects under review have been in Mexico (Zactaecas region) and the United States (principally projects in Nevada, Arizona, Washington and Montana). These activities included site visits to the lease mining claims in Arizona and the Lucky Boy Silver project in Nevada, and the Baltimore Silver Mine project in Montana, which are discussed below. These efforts include reviewing historical literature, contacting property owners, compiling and reviewing information on properties, and where merited site visits and negotiations with property owners, and in addition exploration preparation for our Arizona and Montanaclaims. Initial sampling and mapping efforts are underway. In addition to current programs at the Baltimore and GB-2 mining claims, the Company is actively seeking to acquire, purchase, option, lease or joint-venture additional mining properties.

GB Claims – Arizona

During the reporting period ended December 31, 2011, and consistent with our plan to extend the focus of our exploration activities to North America, we entered into an agreement to lease certain unpatented mining claims in the historical Black Rock Mining District of Yavapai County, Arizona.

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

Owned Claims

The Claim we acquired has a BLM recording number of AMC 393932 and county recording number of 84608P-982.

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

The Company has additional geological mapping to be done, and we are in the process of preparing additional site visits to investigate adjacent territory and on the existing unpatented mining claims identify areas for soil sampling and preliminary identification of drill targets. Once done we will prepare a Plan of Operations for the required approvals. The budget for these and subsequent steps is $50,000 and included in the company-wide exploration budget provided below. A key objective is sampling the breccias pipes to guide potential drilling activity. The Breccia pipes designated 4, 5 and 6 have been located and identified and will remain the initial target for sampling. We have not completed the initial mapping and sampling program.

Lucky Boy Silver Project - Nevada

Lucky Boy Silver Project

In December 2011, the Company staked five unpatented mining claims in the Walker Lane Mineral Belt in western Nevada which we are referring to as the “Lucky Boy Silver Project”.

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

Exploration Plans

Initial exploration work that has begun is and will entail geologic mapping, data compilation and review, and to the extent justified surface sampling and sampling from accessible underground areas. Reconnaissance exploration indicates that there may limited potential from surface drilling, thus exploration drilling would require underground access is key to determining future potential of the Lucky Boy Silver Project.It should be noted that this project is of secondary priority compared to the Baltimore and GB-2 projects.

Our exploration plan would be divided into three phases, and execution of these plans is dependent on results from earlier phases and the availability of capital. The key strategic objective is to determine whether the mineralization extends at depth with a sufficient grade to permit a preliminary assessment of the potential for commercial mining. Initial funding required for exploration is estimated at $50,000 to cover consulting fees and expenses, systematic soil and surface sampling, identification of nearby properties that may be acquired to improve access, and develop a plan for drilling any established targets. Historical information suggests that these may not be prospective for positive results from near-surface exploration, hence the company exploration plan would be focused on two key objectives (a) determine mineralization at depth (in excess of 1500 feet) or identify parallel structures to areas of historic mining. If drill targets are established, we would foresee a Phase II exploration plan of $450,000, but the implementation of such plan is contingent upon the Company securing sufficient financing which cannot be assured.

Baltimore Silver Mine

Lease with Option to Purchase Baltimore Silver Mine

On August 6, 2012, the Company entered into a binding Memorandum of Understanding (the “Agreement”) with Western Continental, Inc. (“Western”) to lease with option to purchase three patented mining claims ( the “Baltimore Silver Mine”) subject to a definitive agreement to be signed within ninety days, with an effective lease date of August 6, 2012. Our Current Report on Form 8-K, filed August 9, 2012, provided property information and is incorporated herein by reference.

Western, and the Company have agreed to a Definitive Agreement (“the Agreement”) to Lease with Option to Purchase the Baltimore Silver Mine. The Company effected the agreement September 5, 2012 .The lease will be for a term of ten years beginning August 2, 2012, and may be extended for an additional 15 years with a payment of $100,00) at any time. During the term of this lease the Company will be responsible for the payment of any property taxes, indemnify Western for any and all activities the Company  conducts on the property, and secure all required permits and operating licenses for the Company activities on the property. The lease payment will be $10,000 per year in cash payments, which may be paid in restricted stock as the Company’s option provided such restricted stock has a market bid price in excess of $20,000 for the 20 days average bid price for the stock prior to payment, and a quarterly cash payment of $500 per quarter. Payment will be on July 31st of each year beginning in 2013.

The Company will pay a production royalty on all minerals mined from the property in the form of a Net Smelter Return to Western of three percent (3%). The Company will have for the term of the Agreement an option to purchase the property free and clear of any lien or encumbrance in the amount of $500,000 at which time the lease would terminate and no royalty would be due afterwards from the property. Should the Company cause to be issued a property report meeting standard industry guidelines indicating probable or proven reserves in excess of two million ounces of silver on the property, Western shall receive an additional $30,000 in cash or restricted shares valued as described above, within 30 days of publication of such report. The Company has issued 10,000,000 shares of its restricted common stock to Western. The Company will also pay $25,000 in cash or restricted stock, valued at the ten day average bid price for the stock, between January 1, 2013 and July 1, 2013.

Description of Property

Land Status

The property consists of three patented mining claims covering approximately 60 acres.

Name of Claim Mineral Survey #
Last Hope 9689
Baltimore 1540
Mona 9689

The Company has also staked two unpatented claims as part of the project, thus the project as a whole contains approximately 100 acres.

Location

The Baltimore Mine property is located in Jefferson County, Montana, approximately twenty-two miles northeast of Butte, MT and four miles northwest of Boulder, MT. Coordinates are Section 7, Township 6 N, Range 4W,Jefferson County, Montana. The Company is collating information and preparing general maps on the project.

Access

Access is generally from Boulder, Montana by four miles of unimproved county road thence along the Boomerang Creek Road.

Climate and Physiography

The climate is relatively temperate allowing work generally all year around. The mine is on the eastern slope area of Sugarloaf Mountain, with ridges one thousand feet above the main valley. Elevations on the property range from 6,250 feet on ridge top to 5,800 feet above sea level near the Baltimore Mine. Vegetation consists of mostly sage but stands of conifers are common on the north slopes.

Local Resources

There are sufficient local resources for general material and supplies, and general labor. Electric power lines are within a mile of the property and water supply appears adequate for the property, though an assessment will be required for water supply for expanded drilling programs and future potential milling requirements.

Geology

The geology of the area is dominated by the monzonites of the Butte Batholith intruding into the older Elkhorn volcanics, consisting of green-gray welded tuffs and schists. East-westerly striking pyrite-galena bearing quartz veins have been deposited along or near to fault or shear zones with some sericitic alteration. The Baltimore shear or alteration zone can be over five thousand feet on the surface.

Metallurgy

The Company has neither metallurgical tests relating to the property, nor historical information as to recoveries of metal from ore formerly produced.

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

The mine was discovered in the nineteenth century with regular shipments of ore reported in 1903 by lessees, and two thousand feet of workings. In 1907, it was reported the mine had six adits and a 140 foot shaft. In 1912, 60 men were employed at the mine, and it was extended an additional six hundred feet. By 1935 the underground workings were estimated at three thousand feet of crosscuts and drifts, in addition to tunnels. In 1960 it was reported that the mine had produced 18,148 tons of ore which yielded 1,734 ounces of gold, 275,489 ounces of silver, and 271,266 pounds of copper, 1,273,965 pounds of lead and 280,750 pounds of zinc. Past production is no indicator of future production potential which can only be determined through additional information on the property.

Limited sampling was conducted on the property in 1966, 1979, and in 1989, a 4,985 foot drilling program was conducted on the property. The Company is reviewing assays from these programs and working to correlate to available assay maps and considers that data contained as encouraging further exploration.  The Company has also retained the geologist who conducted this sampling program.

Development Work on the Property

The underground workings of the property include six tunnels reported by 1960 and an internal shaft  at a vertical interval of four hundred feet, and three thousand feet of underground workings. Prior operator reports indicate that four of these tunnels the Hope  No. 4, 5, and 6 tunnels were evidently designed to explore the northeastern vein structure of the property.

The Company is considering a budget for rehabilitation of the Portals to gain further underground access.

Exploration Plan

The Company’s initial plans include compiling and reviewing all historical information on the property, and conducting initial site visits to determine costs and schedules for geological mapping, and status of the underground workings, and determining the optimum exploration plan based on this initial work. Our exploration plan will focus on confirming historic grades, and targeting areas that may yield commercial grades and sufficient tonnages to justify rehabilitation of underground workings and drilling to delineate potential ore reserves. This preliminary assessment will consider initial approximate cost estimates including the availability of any regional milling facilities. The Company estimates a budget of $5,000 to $50,000 may be required in initial stages of exploration.

We have begun our Phase I exploration which has included a thorough review of the current status of access to the underground workings, having a professional geologist and a mining engineer performing field work on the property. We have completed an initial survey of the dump material, and review of the historical literature. Exploration objectives include (a) further determination of the economics of processing the dump material (b) rehabilitation work to gain access further underground to conduct channel sampling (c)  determining drill targets  (c) detailed geologic mapping. We believe that while some potential is in identifying mineralized areas former mining with limited technology may have missed that there may be much deeper exploration targets to be tested from underground or surface drilling. We also intend to prepare the necessary plan of operations for the unpatented portion of the project, and consider applications for any state mining permits.

We have begun sampling dump material located near the various portals and estimate the total tonnage to be approximately nine thousand tons for initial sampling and surveying however this effort has not been completed. This material was most likely that which in an era of hand-picking ore for shipment was discarded as uneconomic at the time. We have not completed our initial sampling of this dump material which is comprised of material that was discarded as not economic during the production process in an era of lower precious metal prices. Preliminary dump samples average 2.2 ounces of silver per ton, however additional assays for additional samples has not received as of December 31, 2012.

The historical reported production indicates a grade of 0 .09 ounces gold per ton and 15.2 ounces of silver per ton. Our prime exploration objective is to  conduct sampling  and drilling to determine the extent of mineralization present in the mine and whether of commercial grades. There is no assurance of success in identifying additional ore-grade material, nor if the grade would approach that of historical reports.we are in the process of developing a work plan, cost estimates and permit review for gaining access to underground workings. We intend also to investigate processing costs and recoveries for any dump material determined to be potentially economic.

Other Exploration Activity

The Company is actively looking for additional prospects in Mexico and Southeastern Europe. In Mexico, we are looking at the Zacatecas region in which management has prior experience in exploration and production projects. In southeastern Europe, we are, through use of local consultants, constructing a database of mineral potential and current projects. We expect this combined effort may require in the first six months of 2013 between $10,000 to $25,000 in consulting and other fees.

Results of Operations for the Three Months Ended December, 2012 and 2011

Revenues

We have not generated any revenues from operations since our inception. We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses

We incurred operating expenses in the amount of $72,395 for the three months ended December 31, 2012, as compared to operating expenses of $60,520 for the three months ended December 31, 2011. The increase in our operating expenses relates to increased expenditures associated with acquiring new mineral property interests in North America and general and administrative expense increases compared the same period the year before.

We incurred exploration costs of $16,256 during the three months ended December 31, 2012, as compared to $9,855 for the three months ended December 31, 2011. The increase in our exploration costs relates to increased expenditures associated with performing initial diligence, exploration planning and starting exploration of mineral property interests acquired.

We incurred general and administrative expenses of $56,077 for the three months ended December 31, 2012, compared to $45,868 for the three months ended December 31, 2011. The increase relates to overall increased activity in the quarter ending December 31, 2012 compared to the same period in the previous year.

Other Income (Expenses)

The Company had other expenses of $43,354 for the three months ending December 31, 2012 compared to $1,743 for the three months ending December 31,2011. The increase was due to the recording of $62,999 of interest expense and amortization of convertible notes, less a gain for the quarter ended December 31, 2012 in the derivative liability of $19,475.

Net Loss

As a result of the above, for the three months ended December 31, 2012, we reported a net loss of $115,919, as compared to a net loss of $62,263 for the three months ended December 31, 2011. The decrease in our net losses was primarily attributable to decreased operating expenses incurred during the reporting period, which is described above.

Results of Operations for the Six Months Ended December, 2012 and 2011

Revenues

We have not generated any revenues from operations since our inception. We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses

We incurred operating expenses in the amount of $155,022 for the six months ended December 31, 2012, as compared to operating expenses of $294,889 for the six months ended December 31, 2011. The decrease in our operating expenses relates to increased expenditures associated with acquiring new mineral property interests in North America and a decline in expenses associated with our operations in Colombia.

We incurred exploration costs of $31,528 during the six months ended December 31, 2012, as compared to $131,129 for the six months ended December 31, 2011. The decrease in our exploration costs relates to decreased activity in Colombia.

We incurred general and administrative expenses of $94,432 for the six months ended December 31, 2012, compared to $158,963 for the six months ended December 31, 2011. The decrease relates to reduced activity in Colombia, and more of the administrative work being performed in-house by the officers of the Company.

Other Income (Expenses)

The Company had other expense of $85,928 for the six months ending December 31, 2012 compared to other income of  $2,823 for the six months ending December 31,2011. The increase was due to the recording of $85,080 of interest expense and amortization of convertible notes, and a loss for the quarter ended December 31, 2012  in the derivative liability of $848. This expense is associated with the convertible note financing.

Net Loss

As a result of the above, for the six months ended December 31, 2012, we reported a net loss of $240,950, as compared to a net loss of $292,066 for the six months ended December 31, 2011. The decrease in our net losses was primarily attributable to decreased operating expenses incurred during the reporting period, which is described above.

Liquidity and Capital Resources

At December 31, 2012, we had cash of $1,692 (June 30, 2012 -$87) and a working capital deficit $475,143 (June 30, 2012 – $261,895).

We anticipate spending approximately $15,000 in general and administrative expenses per month for the next twelve months, for a total anticipated general and administrative expenditures of $180,000. The general and administrative expenses for the year will consist primarily of professional fees for  audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, general management and office expenses. General support activities, additional organizational supervision of subsidiaries in the process of acquisition or contemplated to be acquired, and general management costs contribute to the forecasted general and administrative expenditures. We currently forecast ongoing exploration activities at $750,000 for the upcoming 18 months. We are forecasting subject to capital availability and timing of regulatory approvals required to explore in the area.

Our current cash on hand is insufficient to be able to fully implement our business plan as planned. Accordingly, we must obtain additional financing in order to meet our projected property activities and maintain operations. We believe that debt financing will not be an alternative for funding exploration as we have limited tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of additional shares of our common stock and the issuance of convertible notes. We anticipate seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program or maintain operations for any period of time. In the absence of such financing, we will not be able to commence our exploration program may be forced to cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. We have issued in the six months ending December 31, 2012 $107,500 in convertible notes, there is no assurance we can continue securing such financing. The Company does plan to re-negotiate the settlement  of certain accounts payable but there is no assurance this will be successful.

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

Net cash used in operating activities for the six months ended December 31, 2012 was $104,535, as compared to net cash used in operating activities of  $294,886 for the six months ended December 31, 2011. The net loss of $240,950 for the six months ended December 31, 2012 was the primary reason for our negative operating cash flow, which was partially offset by an increase in accounts payable of $24,895 and non-cash expenses of $112,868; for the six months for the period ended December 31, 2011 we had a net loss of $292,066 .

Net cash used by investing activities for the six ended December 31, 2012 was $1,250 as compared to net cash used or provided in investing activities of $-0- for the six months ended  December 31, 2011. Net cash provided in financing activities for the six months ended December 31, 2012 related to proceeds from a convertible note issued for $107,500 compared to $-0- in the six months ended December 31, 2011.

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

Going Concern

We have incurred net losses attributable to South American Gold Corp. for the period from inception on May 25, 2005 to December 31, 2012 of $4,800,054 and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our financial statements have been prepared in conformity with USGAAP. For a full discussion of our accounting policies as required by USGAAP, refer to our Annual Report on Form 10-K for the year ended June 30, 2012. We consider certain accounting policies to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Raymond DeMotte, and our Chief Financial Officer, Mr. Cristian Gomez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures are not effective. Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012, which we believe primarily stems from the fact that we had limited accounting and financial staff during the year ended June 30, 2012 which did not possess the requisite qualifications.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2012, no changes other than those made in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management, in coordination with the input, oversight and support of the audit committee of our board of directors, has identified the above-mentioned measures to strengthen our disclosure controls and procedures and internal control over financial reporting and to address the material weaknesses described above. We began implementing these measures in the third and fourth quarters of fiscal 2011, we had expected these remedial actions to be effectively implemented by the end of the prior fiscal year, but to limited staffing we believe these actions will not be complete until the upcoming new fiscal year of 2013.

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

None.

Item 1A. Risk Factors.

Not Applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 16,2011 we entered into an agreement for the Company to issue a convertible note to a private accredited investor in the amount of $27,500 with an effective date of October 24,2012..

On December 18,2011 we entered into an agreement for the Company to issue a convertible note to a private accredited investor in the amount of $32,500 with an effective date of December 31,2012.

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

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

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

South American Gold Corp.

Date:	February 19, 2013

By: /s/ Raymond DeMotte Raymond DeMotte Title: Chief Executive Officer

Date:	February 19, 2013

By: /s/ Cristian Gomez Cristian Gomez Title: Chief Financial Officer (Principal Accounting Officer)