Form 10-Q
period 2013-03-31
SOUTH AMERICAN GOLD CORP.
filed 2013-05-15
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐                                                                 Accelerated filer                            ☐
Non-accelerated filer ☐                                                                   Smaller reporting company         ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Shares as of March 31, 2013

Common Stock, $0.001 par value	139,239,227

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Balance Sheet as of March 31, 2013 and Audited as of June 30, 2012

F-2	Unaudited Statements of Operations for the three and nine months ended March 31, 2013 and 2012 and from inception on May 25, 2005 to March 31, 2013.

F-3	Unaudited Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 and from inception on May 25, 2005 to March 31, 2013.

F-4	Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2013	2012
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$32,609	$87
Prepaid expenses	3,500	$2,000
Total current assets	36,109	2,087

Equipment net of depreciation	1,125	-

Total Assets	37,234	2,087

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses
(including related party amounts of $55,013 and $9,025)	237,893	263,982
Convertible notes payable, net of discount of $67,979	56,921	-
Derivative liability	183,535	-
Total Current Liabilities	478,349	263,982

Notes Payable	18,500	-

Total Liabilities	496,849	263,982

Stockholders' Deficit
Common stock, $0.001 par value, 450,000,000 shares
authorized, 133,239,227 and 79,211,890 issued and outstanding
as of March 31, 2013 and June 30, 2012 respectively	133,239	79,212
Additional paid-in capital	4,054,615	3,972,464
Accumulated other comprehensive income	92	-
Deficit accumulated during the exploration stage	(4,647,561)	(4,313,571)

Total Stockholders' Deficit	(459,615)	(261,896)

Total liabilities and stockholders' deficit	$37,234	$2,087

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,		For the Period May 25, 2005 (Inception) to
	2013	2012	2013	2012	March 31, 2013

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Exploration expense	9,475	42,318	41,003	173,447	730,534
Stock based compensation	-	-	-	-	1,566,348
Impairment loss on goodwill	-	-	-	4,797	1,285,710
Impairment loss on mining lease	-	-	29,000	-	29,000
Depreciation expense	63	-	125	-	1,782
General and administrative expense	37,137	101,508	131,569	260,470	1,156,850
Total Operating Expense	46,675	143,826	201,697	438,714	4,770,224

Income (loss) from operations	(46,675)	(143,826)	(201,697)	(438,714)	(4,770,224)

Other Income (Expense)
Gain (Loss) on derivative liability	19,061	-	18,213	-	18,213
Interest expense	(65,426)	-	(150,506)	(3,280)	(153,796)
Interest income	-	-	-	6,113	12,713
Total Other Income	(46,365)	-	(132,293)	2,833	(122,870)

Net Loss	(93,040)	(143,826)	(333,990)	(435,881)	(4,893,094)

Other comprehensive income (loss)
Foreign currency translation adjustment	202	49,450	92	(16,195)	8,431
Foreign currency translation adjustment attributable to non-controlling interest attributable to non-controlling interest	-	-	-	-	(8,339)
Total other comprehensive income (loss)	202	49,450	92	(16,195)	92

Comprehensive income (loss)	(92,838)	(94,376)	(333,898)	(452,076)	(4,893,002)

Net Loss	(93,040)	(143,826)	(333,990)	(435,881)	(4,893,094)

Net loss attributable to non-controlling interest	-	-	-	-	(245,532)

Net loss attributable to South American Gold Corp.	$(93,040)	$(143,826)	$(333,990)	$(435,881)	$(4,647,561)

Net loss per common share outstanding,
basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding of common
stock, basic and diluted	113,458,854	79,211,890	94,803,959	79,211,890

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
Condensed Consolidated Statement of Cash Flows

			For the period
			May 25, 2005
	For the nine months ended March 31,		(inception) to
	2013	2012	March 31, 2013

Cash Flows From Operating Activities:
Net Income (Loss)	$(333,990)	$(435,881)	$(4,893,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by shareholders	-	-	39,000
Stock based compensation	-	-	1,566,348
Impairment loss on goodwill	-	4,797	1,285,710
Impairment loss on mining lease	29,000	-	29,000
(Gain) Loss on derivative liability	(18,213)	-	(18,213)
Amortization of debt discount and interest expense	146,347	-	146,347
Depreciation expense	125	1,657	1,782
Changes in operating assets and liabilities:
Prepaid expenses	(1,500)	(3,000)	(3,500)
Accounts payable and accrued expenses	71,911	11,039	461,489

Net Cash Provided by (Used In) Operating Activities	(106,320)	(421,388)	(1,385,131)

Cash Flows From Investing Activities:
Acquisition of equipment	(1,250)	-	(2,907)
Proceeds from business acquisition	-	349,647	(200,343)

Net Cash Provided by (Used In) Investing Activities	(1,250)	349,647	(203,250)

Cash Flows From Financing Activities:
Proceeds from convertible notes payable	140,000	-	140,000
Proceeds from issuance of common stock	-	-	1,506,450

Net Cash Provided by (Used In) Financing Activities	140,000	-	1,646,450

Effect of Foreign Currency on Cash	92	(16,196)	(25,460)

Net Increase (Decrease) in Cash	32,522	(87,937)	32,609

Cash at Beginning of Period	87	120,537	-

Cash at End of Period	$32,609	$32,599	$32,609

Supplemental disclosure of noncash investing and financing activities:

Expenses paid by shareholders	-	-	39,000
Shares issued for debt	15,100	-	140,695
Shares issued for Property Acquisition	29,000	-	58,000
Shares issued in for accounts payable	79,500	-	79,500

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three months and nine months ended March 31, 2013 and 2012 are unaudited. These financial statements were prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of June 30, 2012 was derived from audited financial statements. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending June 30, 2013.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2013, there were no dilutive common stock equivalents outstanding.

Evaluation of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets. During the nine months ended March 31, 2013, the Company recorded a $29,000 impairment loss related to its Baltimore Silver Mine Project.

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter and as otherwise deemed necessary, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve. Mineral property exploration costs are expensed as incurred.

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

3. MINERAL PROPERTIES

Kon Tum

In February 2008, the Company purchased the Kon Tum Gold Claim located in Vietnam for $5,000. The Company had not established the existence of a commercially minable ore deposit on the Kon Tum Gold Claim.. The acquisition costs have been impaired and expensed because there had been no exploration activity nor have there been any reserves established and we cannot currently project any future cash flows or salvage value for the coming years and the acquisition costs might not be recoverable. The company has elected to not pursue further activities on these claims nor maintain ownership.

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

Lucky Boy Silver Project

In December 2011 the company staked five unpatented mining claims in Hawthorne, Nevada covering approximately one hundred acres.  The Company forfeited these claims in the first quarter of 2013.

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

New Light Mine Project

On January 22, 2013 the Company signed a mining lease agreement for two unpatented mining claims in Whatcom County, Washington. The lease is for fifteen years and is subject to a net smelter return of two percent and annual advance royalty payments of $500 in the first year and $750 thereafter.

4. BUSINESS ACQUISITION

On April 25, 2011, the “Company entered into an Amendment No.1 to the Stock Purchase Agreement dated February 25, 2011 with Minera Kata S.A., a corporation organized under the laws of the Republic of Panama, in order to acquire a twenty-five percent (25%) of the outstanding capital stock of Kata Enterprises, Inc., a corporation organized under the laws of the Republic of Panama (“Kata”), and to revise the terms of the options under which the Company has the ability to acquire the remaining seventy-five percent (75%) of the outstanding capital stock of Kata Enterprises, Inc. In November 2010, Kata entered into an agreement to acquire, through its subsidiary, an eighty-five percent (85%) interest in certain mining concessions located in the Nariño province of Colombia, but Kata has not successfully closed that transaction as of this time. Kata was an entity that has nominal operations and was recently incorporated. The closing of the transaction was conditioned upon the transferor of the Mining Concessions receiving acceptance of an application for a concession contract, executing a concession contract with Ingeominas (the entity authorized by the Colombian Ministry of Mines and Energy to grant mining concession contracts), registration of that contract at the National Mining Registry and securing the requisite approvals and governmental consents for the transfer of the Mining Concessions to Kata’s subsidiary.

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

In 2012 the Company began the process of application for a liquidation and closing of Kata Enterprises Inc.

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

6. CONVERTIBLE NOTE PAYABLE AND DERIVATIVE LIABILITY

Convertible Note Payable

Convertible Note #1

On August 8, 2012, the Company entered into a securities purchase agreement and convertible note agreement, for $47,500 in cash. The note has a maturity date of May 10, 2013, and carries an interest rate of 8%, per annum. Principal and interest is due on May 10, 2013 and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 55% of the lowest three trading prices for the common stock of the Company during the ten trading day period ending on the latest complete trading day prior to the conversion date. Accrued interest on this note, as of March 31, 2013, was $2,388.

Pursuant to the conversion option, in March 2013, the third party converted $15,100 of related debt to 17,527,337 shares of common stock.

Convertible Note #2

On October 16, 2012, the Company entered into a securities purchase agreement and convertible note agreement, for $27,500 in cash. The note has a maturity date of July 18, 2013, and carries an interest rate of 8%, per annum. Principal and interest is due on July 18, 2013 and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 55% of the lowest three trading prices for the common stock of the Company during the ten trading day period ending on the latest complete trading day prior to the conversion date. Accrued interest on this note, as of March 31, 2013, was $1,000.

Convertible Note #3

On December 18, 2012, the Company entered into a securities purchase agreement and convertible note agreement, for $32,500 in cash, which was effective December 31,2012 upon being funded.. The note has a maturity date of September 20, 2013, and carries an interest rate of 8%, per annum. Principal and interest is due on September 30, 2013, and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 55% of the lowest three trading prices for the common stock of the Company during the ten trading day period ending on the latest complete trading day prior to the conversion date. Accrued interest on this note, as of March 31, 2013, was $734.

Convertible Note #4

On March 27, 2013, the Company entered into a securities purchase agreement and convertible note agreement, for $32,500 in cash. The note has a maturity date of September 20, 2013, and carries an interest rate of 8%, per annum. Principal and interest is due on December 27, 2013, and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 55% of the lowest three trading prices for the common stock of the Company during the ten trading day period ending on the latest complete trading day prior to the conversion date. Accrued interest on this note, as of March 31, 2013, was $21.

Derivative Liabilities

Convertible Note #1

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.06% to 0.17%; Dividend rate of 0%; and, historical volatility rates ranging from 169.42% to 355.27%. Based on this calculation, the Company recorded an initial derivative liability of $59,875 and interest expense of $12,375. This derivative will be remeasured at each reporting period, with the change in fair value being recorded to the statement of operations. The calculated fair values of the derivative liability at September 30, 2012 and December 31, 2012 were $80,197 and $59,491, respectively, and $40,797 as of March 31, 2013. From its initial valuation on August 8, 2012 to March 31, 2013, the Company has recorded a net gain on derivative liability of $19,078, in the statement of operations.

Based on the above calculations, the Company also recorded a discount on debt of $47,500. This discount will be amortized to interest expense over the 9 month term of the convertible note. Total amortization for the nine month period ended March 31, 2013, was $42,900, which includes discount amortization of $3,338 related to the conversion of $15,100 to equity.

Convertible Note #2

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.07% to 0.17%; Dividend rate of 0%; and, historical volatility rates ranging from 200.50% to 321.22%. Based on this calculation, the Company recorded a derivative liability of $43,646 and interest expense of $16,146. This derivative will be remeasured at each reporting period, with the change in fair value being recorded to the statement of operations. The calculated fair value of the derivative liability at December 31, 2012 was $42,019,and $37,415 as of March 31, 2013. From its initial valuation on October 16, 2012 to March 31, 2013, the Company has recorded a net gain on derivative liability of $6,231, in the statement of operations.

Based on the above calculations, the Company also recorded a discount on debt of $27,500. This discount will be amortized to interest expense over the 9 month term of the convertible note. Total amortization for the nine month period ended March 31, 2013, was $16,600.

Convertible Note #3

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.11% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 200.50% to 346.31%. Based on this calculation, the Company recorded a derivative liability of $52,817 and interest expense of $20,317. This derivative will be remeasured at each reporting period, with the change in fair value being recorded to the statement of operations. The calculated fair value of the derivative liability at March 31, 2013 was $47,848. From its initial valuation on December 18, 2012 to March 31, 2013, the Company has recorded a net gain on derivative liability of $4,969, in the statement of operations.

Based on the above calculations, the Company also recorded a discount on debt of 32,500. This discount will be amortized to interest expense over the 9 month term of the convertible note. Total amortization for the nine month period ended March 31, 2013 was $12,173.

Convertible Note #4

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rate of 0.13%; Dividend rate of 0%; and, historical volatility rates ranging from 254.10% to 258.87%. Based on this calculation, the Company recorded a derivative liability of $57,988 and interest expense of $25,488. This derivative will be remeasured at each reporting period, with the change in fair value being recorded to the statement of operations. The calculated fair value of the derivative liability at March 31, 2013 was $57,474. The related gain on the derivative liability of $514 was recorded in the statement of operations for the nine months ending March 31, 2013.

Based on the above calculations, the Company also recorded a discount on debt of $32,500. This discount will be amortized to interest expense over the 9 month term of the convertible note. Total amortization for the nine month period ended March 31, 2013 was $348.

7. LONG TERM NOTES PAYABLE

The Company has issued long term notes payable in settlement of account payable. Each note has a duration of twenty four months and bears simple interest of five per cent per annum, payable quarterly beginning June 30, 2013.

Issue Date	Maturity	$

March 28, 2013	3/28/15		11,500
March 31, 2013	3/31/15		7,000

Sub Total			18,500
Less : Current Maturities			( -0-)
Long Term Notes Payable			18,500

The Company accrued no interest on these notes during the nine months ended March 31, 2013.

8. RELATED PARTY TRANSACTIONS

As of March 31, 2013, the current officers are owed a total of $55,013 for management fees and expenses which are recorded in accounts payable on the balance sheet. Officers-directors also have made contributions to capital of $39,000, since inception, in the form of expenses paid for the Company.

9. STOCKHOLDERS’ EQUITY and STOCKHOLDERS’ DEFICIT

Issuance of Stock

On August 17, 2012, the Company issued 10,000,000 shares of SAGD common stock, valued at $29,000, based on the market value of the stock on the date of issuance, for the acquisition of a lease option on mineral properties.

In January 2013 the Company issued 26,500,000 shares of common stock in settlement of $79,500 in accounts payable, based on the market value at the date of issuance.

During Mach  2013, the Company issued 17,527,337 shares of common stock valued at $15,100 upon conversion of convertible notes payable.

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

The following incentive stock options were outstanding at March 31, 2013:

	Exercise Price	Number of options	Remaining contractual life (years)

Options	$0.59	2,500,000	7.9

		2,500,000

The following is a summary of stock option activities during the nine months ended March 31, 2013:

	Number of options	Weighted average exercise price

Outstanding and exercisable at June 30, 2012	2,700,000	0.59

Granted	-	-
Exercised	-	-
Cancelled	(200,000)	0.59

Outstanding and exercisable at March 31, 2013	2,500,000	0.59

The aggregate intrinsic value of all warrants and stock options outstanding and exercisable at March 31, 2013 was $-0-.

10. GOING CONCERN

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

11. SUBSEQUENT EVENTS

Pursuant to the conversion option, in April 2013, the third party converted $32,400 of related debt to 47,614,120 shares of common stock. This fully extinguished Convertible Note #1.

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our contemplated acquisition and exploration and development projects;

●	risk that Federal and State permissions required for exploration on our properties are not available, or conflicting property interests preclude exploration and production on unpatented mining claims

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations ;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration or development activities or the completion of feasibility studies;
●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;
●	the uncertainty of profitability based upon our history of losses;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
●	risks related to tax assessments:
●	risks related to operating in foreign countries including, but not limited to uncertain regulatory climate, foreign currency fluctuations, expropriation risk

●	political and regulatory risks associated with mining development and exploration; and other risks and uncertainties related to our prospects, properties and business strategy.

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our contemplated acquisition and exploration and development projects;
●	risk that Federal and State permissions required for exploration on our properties are not available, or conflicting property interests preclude exploration and production on unpatented mining claims;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations ;
●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;
●	the potential for delays in exploration or development activities or the completion of feasibility studies;
●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;
●	the uncertainty of profitability based upon our history of losses;

●	risks related to environmental regulation and liability;
●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;
●	political and regulatory risks associated with mining development and exploration; and other risks and uncertainties related to our prospects, properties and business strategy.

The forgoing list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Company” mean South American Gold Corp., unless otherwise indicated.

Overview

The Company’s current focus is on the acquisition, exploration, and potential development of mining properties in in the United States though we are also seeking mineral property interests in Southeastern Europe, Colombia and Mexico.  Our primary focus is on the mining sector, but we also will consider projects in the energy field or business acquisition that may support our business plan in other sectors. Our common stock is currently quoted over-the-counter (the “OTC QB”) under the trading symbol “SAGD”.

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

In connection with our efforts to seek properties in Colombia, we have been monitoring certain changes that the Colombian government is contemplating to its administration of the mining sector, which may include the establishment of new government agencies and regulations which we are unable to determine when this may be finalized, and potentially may adversely impact us by resulting in further delays in implementing plans and increased compliance costs. For reasons which included the foregoing, we have elected to expand our focus to North America and we have acquired mineral property interests in North America and are actively considering projects in North America and Southern Europe in addition to Colombia. We have abandoned our plan to acquire an interest in certain mining and mineral rights underlying a prospective concession contact located in the Nariño province of Colombia.We have also begun the process of closing of our subsidiary in Colombia.

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

We entered into an agreement September 5, 2012 for a lease with option to purchase the Baltimore Silver mine project in Montana. We leased the New Light project in the state of Washington effective January 16, 2013. The Company was also considering the Lucky Boy Silver project and but after initial reviews decided not to continue its pursuit of the project.

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

Exploration Activities- Colombia and Latin America

We have conducted reconnaissance exploration on various locations in the Nariño Mining district primarily to develop better understanding of the geology of the district and to consider a potential acquisition in the area, which would be contingent on securing sufficient financing and regulatory approvals, neither of which can be assured. We have considered and evaluated projects in Colombia outside of the Nariño district and in Bolivia and plan to continue to do the same subject to same financing and regulatory conditions. We anticipate that general exploration activities required to identify and evaluate new prospects would require additional consulting, travel and sampling expense of $40,000 in the current fiscal year. Administrative costs related to our Colombian subsidiaries we estimate at $20,000 for the current fiscal year. Currently, we maintain a small office in Colombia, and regularly monitor developments in the country.

North American Exploration and Acquisition Activities

We have commenced regular activities to locate and evaluate potential projects in North America. Initial projects under review have been in Mexico (Zactaecas region) and the United States (principally projects in Nevada, Arizona, Washington and Montana). These activities have included site visits to the lease mining claims in Arizona, the Baltimore Silver Mine project in Montana, and the New Light Mine project, which are discussed below. These efforts include reviewing historical literature, contacting property owners, compiling and reviewing information on properties, and where merited site visits and negotiations with property owners, and in addition exploration preparation for our Arizona and Montana claims. Initial sampling and mapping efforts have been started on our projects.

GB Claims – Arizona

During the calendar year ended December 31, 2011, and consistent with our plan to extend the focus of our exploration activities to North America, we entered into an agreement to lease certain unpatented mining claims in the historical Black Rock Mining District of Yavapai County, Arizona.

Mining and Lease Agreement

On December 14, 2011, we entered into a Mining Lease and Agreement (the “Bashore Lease”) with Marilyn Bashore (“Bashore”) to lease nine unpatented mining claims situated in Yavapai County, Arizona (the “Yavapai Property”).

The Lease granted us the exclusive right to prospect, explore, develop and mine the Property for gold, silver and other minerals. Under the terms of the Bashore Lease, we paid Bashore an initial payment of $500 and are required to pay Bashore an annual lease payment of $750 plus a 2% net smelter return on any production. We are required under the terms of the Lease to perform a minimum of $900 in annual assessment work on the Property. The Lease is for a fifteen (15) year term, but shall continue into perpetuity to the extent that minerals are produced and continue to be produced on the Property.

In addition, on December 14, 2011, we purchased from Bashore one unpatented mining claim situated in Yavapai County (the “Yavapai Claim”). As consideration for the Yavapai Claim, we paid Bashore $1,000. There was no purchase agreement documenting our acquisition of the Yavapai Claim and the Yavapai Claim was sold, transferred and conveyed by Bashore to the Company by executing and delivering a quitclaim deed.

Description of Property

In connection with our consideration of entering into the Lease, we conducted a diligence review of the Yavapai Property. The description of Yavapai Property contained herein is the product of our due diligence. Further description is available in our annual report on Form 10-K for the year ended June 30, 2012.

Property Description and Location

Leased Claims

The nine unpatented mining claims underlying the Bashore Lease cover approximately one hundred and eighty (180) acres and are located in the Black Rock Mining District of Yavapai County, Arizona. Set forth below are the claim reference numbers.

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

Regional Geology

The Property lies on the southern margin of Arizona’s Transition Zone physiographic province. The majority of the area is underlain by Precambrian gneiss, and at the north end of district Tertiary sandstone predominates. Historical information refers to complex igneous and metamorphic host rocks in the general area.

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

Exploration Plans

The project area is an early stage prospect with potential identified to date from reconnaissance exploration. The initial objective is to identify the presence of and extent of breccia pipes on the Yavapai Property. This will require an initial work plan of geologic mapping, surface sampling and soil analysis, after which a more comprehensive plan would be developed with an objective of identifying drill targets and developing a Plan of Operation to be filed with the BLM for permission to conduct such an exploration program.

The Company has additional geological mapping to be done, and we are in the process of preparing additional site visits to investigate adjacent territory and on the existing unpatented mining claims identify areas for soil sampling and preliminary identification of drill targets. Once done, we will prepare a Plan of Operations for the required approvals. The budget for these and subsequent steps is $50,000 and included in the company-wide exploration budget provided below. A key objective is sampling the breccias pipes to guide potential drilling activity. The breccia pipes designated 4, 5 and 6 have been located and identified and will remain the initial target for sampling. We have not completed the initial mapping and sampling program.

In April 2013, an outside geologist was retained to conduct additional surface review and  sampling.  At the time of this filing, the Company has not received the results of such sampling.

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

The Company in reviewing the project, and competing project activity and financing requirements, has elected to not continue with the project, and consequently the claims were forfeited;   as no surface disturbance occurred during our site visits, there is no subsequent liability related to our period of ownership of these unpatented mining claims.

Baltimore Silver Mine

Lease with Option to Purchase Baltimore Silver Mine

On August 6, 2012, the Company entered into a binding Memorandum of Understanding (the “Baltimore Silver MOU”) with Western Continental, Inc. (“Western”) to lease with option to purchase three patented mining claims ( the “Baltimore Silver Mine”) subject to a definitive agreement to be signed within ninety days, with an effective lease date of August 6, 2012.

Western, and the Company have agreed to a Definitive Agreement (“the Baltimore Silver Mine Agreement”) to Lease with Option to Purchase the Baltimore Silver Mine. The Company effected the agreement September 5, 2012. The Baltimore Silver Mine Lease will be for a term of ten years beginning August 2, 2012, and may be extended for an additional 15 years with a payment of $100,000 at any time. During the term of the Baltimore Silver Mine Lease,the Company will be responsible for the payment of any property taxes, indemnify Western for any and all activities the Company  conducts on the property, and secure all required permits and operating licenses for the Company activities on the property. The lease payment will be $10,000 per year in cash, which may be paid in restricted stock as the Company’s option provided such restricted stock has a market bid price in excess of $20,000 for the 20 days average bid price for the stock prior to payment, and a quarterly cash payment of $500 per quarter. Payment will be on July 31st of each year beginning in 2013.

The Company will pay a production royalty on all minerals mined from the property in the form of a Net Smelter Return to Western of three percent (3%). The Company will have for the term of the Baltimore Silver Mine Agreement an option to purchase the property free and clear of any lien or encumbrance in the amount of $500,000 at which time the lease would terminate and no royalty would be due afterwards from the property. Should the Company cause to be issued a property report meeting standard industry guidelines indicating probable or proven reserves in excess of two million ounces of silver on the property, Western shall receive an additional $30,000 in cash or restricted shares valued as described above, within 30 days of publication of such report. The Company has issued 10,000,000 shares of its restricted common stock to Western. The Company will also pay $25,000 in cash or restricted stock, valued at the ten day average bid price for the stock, between January 1, 2013 and July 1, 2013.

Description of Baltimore Silver Mine Property

Land Status

The Baltimore Silver Mine property consists of three patented mining claims covering approximately 60 acres.

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

Access

Access is generally from Boulder, Montana by four miles of unimproved county road along the Boomerang Creek Road.

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

Permitting

The Company is reviewing preparing an Exploration license or SME (Small Miners Exemption) for exploration activities on the property that may involve surface disturbance or water discharge, and commonly a bond may be required, which we estimate to be in the $2,500 to $15,000 range.

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

We have begun sampling dump material located near the various portals and estimate the total tonnage to be approximately nine thousand tons for initial sampling and surveying however this effort has not been completed. This material was most likely that which in an era of hand-picking ore for shipment was discarded as uneconomic at the time. We have not completed our initial sampling of this dump material which is comprised of material that was discarded as not economic during the production process in an era of lower precious metal prices. Preliminary dump samples average 2.2 ounces of silver per ton, however additional assays for additional samples has not been received as of March 31, 2013.

The historical reported production indicates a grade of 0 .09 ounces gold per ton and 15.2 ounces of silver per  ton( according to reported tons processed and goldand silver recoveered, we have not independently verified this information, and it may not be indicative of future potential. Our prime exploration objective is to conduct sampling  and drilling to determine the extent of mineralization present in the mine and whether of commercial grades. There is no assurance of success in identifying additional ore-grade material, nor if the grade would approach that of historical reports.  We are in the process of developing a work plan, cost estimates and permit review for gaining access to underground workings. We intend also to investigate processing costs and recoveries for any dump material determined to be potentially economic.  We have retained a local mine engineer to evaluate the costs and timing of the permitting process to begin regaining access to underground levels.

Other Exploration and Business Activity

The Company is actively looking for additional prospects in Mexico and Southeastern Europe(see below).

Croatia and South Eastern Europe

In southeastern Europe, we are, through use of local consultants, constructing a database of mineral potential and current mineral projects. We expect this combined effort may require in the first nine months of 2013 between $10,000 to $25,000 in consulting and other fees. We are also conducting due diligence evaluation non-mining projects in the region. The Company expects our efforts in the region will become more material to our future activities and expenses, but there is no assurance of success in our endeavors in the region due to limited financing. While management has international business experience, this experience has not been in southeastern Europe.

New Light Mine

On January 16, 2013, the Company entered into a Mining and Lease Agreement (“the New Light Mining and Lease Agreement’) with William I. Guy (“Lessor”). The New Light Mining and Lease gives the Company the exclusive right to prospect and explore for all ores and minerals of every kind, except oil and gas, on two unpatented mining claims in Whatcom County,Washington.

The New Light Mining and Lease Agreement has a term of 15 years from January 16, 2013 (“the Anniversary Date”) but may be extended indefinitely if production is occurring. The New Light Mining and Lease Agreement and requires that the Company pay advance royalties as set forth below:

Amount of Royalty Payment	Due Date

$500	1/15/13
$750	Anniversary Date, 2014
$750	Anniversary Date, 2014-2029, inclusive

In addition, the Company shall pay a Production Royalty of 2% of net smelter returns, which shall be calculated for each calendar quarter in which net smelter returns are realized.The January 15,2013 payment was waived.

During the term of this lease the Company will be responsible for the payment of any property taxes, indemnify Lessor for any and all activities the Company conducts on the property, and secure all required permits and operating licenses for Company activities on the property.

Description of the Property

Land Status

Effective January 22, 2012,  the Company leased from a private party two unpatented claims covering a significant portion of the former New Light Mine. The lease covers:

BLM recording numbers OMC 169670 and 169671
County recording numbers 2121100607 and 2121100608

Location

The property is situated in the Slate Creek Mining District, Section 27, T38N, R17E, in Whatcom County, Washington.

We have not finished detailed mapping on the property.

Access and Elevation

The elevation of the New Light property area ranges from 5300 to 6900 feet.

The Slate Creek Mining District is approximately 16 miles west of Mazama. From Mazama on SR 20, proceed northwest past the Lost River Resort Airport to USFS road 5400, which climbs approximately 6 miles to Harts Pass; it then proceeds downgrade on Slate Creek Road approximately 2.4 miles to the intersection with a road following Benson Creek northerly past a locked gate. The SR 20 road may be closed in winter due to weather conditions.

Climate and Physiography

Heavy snowfall can often preclude exploration work on the property.  We expect there will be periods of each year during the exploration stage it may not be cost-effective to work on the property.

Local Resources

There are sufficient local resources for general material and supplies, and general labor. Electric power lines are within a mile of the property and water supply appears adequate for the property, though an assessment will be required for water supply for expanded drilling programs, future potential milling requirements, and to meet environmental requirements.

Regional Geology

Rocks in the vicinity of the New Light mine are argillite, quartzite, conglomerate, and shale of the Earl Cretaceous Harts Pass Formation The ore was reported localized in quartz shear zones up to 5 feet wide and in a quartz-cemented breccia pipe approximately 200 feet by 100 feet wide and 3,000 feet long. The breccia is offset by a major east-northeast-trending fault and several minor faults that cause considerable difficulty in tracing its continuity underground and on the surface. Contact metamorphism attributed to a diorite stock on the mine site recrystallized sandstones and shales to a hornfels-like material and played a role in formation of the breccia pipe. The breccia contains sharply angular fragments of quartzite and hornfels in the range of 1 to 4 inches long. These fragments make up about 80 percent of the rock mass; the remainder is composed of quartz-cemented veinlets 0.5 to 1 inch thick. The quartz cementation contains argentite, chalcopyrite, pyrite, galena, and free gold.

The state of Washington report indicates extensive sampling of the breccias by prior operators gave indications of gold and silver, and analysis of mill concentrate samples showed finely divided sooty grains of platinum. This information is included as historical in nature and which the Company has not been verified through sampling and assays by the Company.

Metallurgy

Flotation concentrates were reported shipped to the Cominco Ltd. smelter at Trail, B.C., and free gold was sent to Vancouver, B.C. It has been reported that a grab sample taken from the tailings exceeded maximum levels listed in the Model Toxics Control Act; additional metallurgical tests will be necessary to determine whether potential compliance issues may exist.

The Company has not conducted metallurgical tests and there are no estimates of percentage recoveries in from prior production.

Permitting

We have not reviewed permitting requirements but the Company expects permitting the property may be time-consuming and costly.

Reserves and Mineralized Material

We have not established reserves or mineralized material on the property.

History and Historical Information on the Property

The above and following information has been provided by outside sources and not been independently verified by the company but is provided for general informational purposes, and it should not be assumed that prior production results are an indication of potential future results. The state of Washington has published through its department of geology a report on the mine.

The New Light Mine was a former producing mine from the Slate Creek Mining District. All of the former production in the area occurred on what is now unpatented land administered by the U.S. Forest Service lying within the Wenatchee-Okanogan National Forest, in which the claims we lease are located.
During the years 1895 through 1935 the mine was owned by several mining companies which mined gold, developed 8000 feet of underground workings, and constructed a ten-stamp mill. In 1935 a 50 ton per day mill was constructed at the site, and underground development work had reached 13,150 feet of underground workings. During the period 1942 to 1965 mill capacity was increased to 120 tons per day and diamond drilling was conducted. In the 1980s an avalanche destroyed much of the above-ground infrastructure.

Development Work on the Property

It has been reported that 13,150 feet of underground workings were developed on the property

Exploration Plan

The Company had begun a review of historical material on the property, which will include compiling the information, and reviewing guidance on developing an exploration plan. The exploration plan will include geologic mapping, surveying, review of environmental and permitting requirements, determining manner and cost of access to underground workings, determining whether our area of interest needs to be expanded, and review where available of former production records.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Revenues

We have not generated any revenues from operations since our inception. We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses

We incurred operating expenses in the amount of $46,675 for the three months ended March 31, 2013, as compared to operating expenses of $143,826 for the three months ended March 31, 2012. The decrease of $97,151 in our operating expenses relates primarily in reduction of our activities in Colombia, and reduced use of outside administrative consultants.

We incurred exploration costs of $9,475 during the three months ended March 31, 2013, as compared to $42,318 for the three months ended March 31, 2012. The $32,843 decrease in our exploration costs relates to primarily to reduce activities in Colombia, and the seasonal nature of our projects in the Pacific Northwest.

We incurred general and administrative expenses of $37,137 for the three months ended March 31, 2013, compared to $101,508 for the three months ended March 31, 2012. The $64,371 decrease relates primarily to reduced activities in Colombia and reduced use of outside administrative consultants.

Other Income (Expenses)

The Company had total other expense of $46,365 for the three months ending March 31, 2013 compared to $-0- for the three months ending March 31, 2012. The increase was due to the recording of $65,426 of interest expense and amortization of discounts on convertible notes, less a gain for the quarter ended March 31, 2013 on the derivative liability of $19,061.

Net Loss

As a result of the above, for the three months ended March 31, 2013, we reported a net loss of $93,040, as compared to a net loss of $143,826 for the three months ended March 31, 2012. The $50,786 decrease in our net losses was primarily attributable to decreased operating expenses incurred during the reporting period, which is described above. The comprehensive loss for the period ended March 31, 2013 was $92,838 compared to a comprehensive loss of $94,376 for the period ended March 31, 2012. The comprehensive loss for the period ended March 31, 2013 included a foreign currency translation adjustment gain of $202 compared to $49,450 for the three months ended March 31,2012.

Results of Operations for the Nine Months Ended March 31, 2013 and 2012

Revenues

We have not generated any revenues from operations since our inception. We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses

We incurred operating expenses in the amount of $201,697 for the nine months ended March 31, 2013, as compared to operating expenses of $438,714 for the nine months ended March 31, 2012. The $237,017 decrease in our operating expenses relates to increased expenditures associated with acquiring new mineral property interests in North America and a decline in expenses associated with our operations in Colombia.

We incurred exploration costs of $41,003 during the nine months ended March 31, 2013, as compared to $173,447 for the nine months ended March 31, 2012. The $132,444 decrease in our exploration costs relates to decreased activity in Colombia.

We incurred general and administrative expenses of $131,569 for the nine months ended March 31, 2013, compared to $260,470 for the nine months ended March 31, 2012. The $128,901 decrease relates to reduced activity in Colombia, and more of the administrative work being performed in-house by the officers of the Company.

Other Income (Expenses)

The Company had total other expense of $132,293 for the nine months ended March 31, 2013 compared to other income of $2,833 for the nine months ended March 31, 2012. The increase was due to the recording of $150,506 of interest expense and amortization of discounts on convertible notes, partially offset by a gain for the nine months ended March 31, 2013, on the derivative liability of $18,213. For the nine month period ended March 31, 2012 the Company had a net  gain of $2,833 which reflected $6,113 in interest income partially offset by interest expense of $3,280.

Net Loss

As a result of the above, for the nine months ended March 31, 2013, we reported a net loss of $333,990, as compared to a net loss of $435,881 for the nine months ended March 31, 2012. The $101,891 decrease in our net losses was primarily attributable to decreased operating expenses incurred during the reporting period, which is described above.  The comprehensive loss for the nine months ended March 31, 2013 was $333,898, as compared to a comprehensive loss of $452,076 for the nine month period ended March 31, 2012. The decline in the comprehensive loss was primarily due to the decline in the net loss, partially offset by the foreign currency translation adjustment of $16,195 for the nine month period ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2013, we had cash of $32,609 (June 30, 2012 -$87) and a working capital deficit $442,240 (June 30, 2012 – $261,895).

We anticipate spending approximately $15,000 in general and administrative expenses per month for the next twelve months, for a total anticipated general and administrative expenditures of $180,000. The general and administrative expenses for the year will consist primarily of professional fees for audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, general management and office expenses. General support activities, additional organizational supervision of subsidiaries in the process of acquisition or contemplated to be acquired and general management costs contribute to the forecasted general and administrative expenditures. We currently forecast ongoing exploration activities as planned at $750,000 for the upcoming 18 months, however this is highly subject to capital availability and timing of regulatory approvals required to explore in the area.

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

During the nine months ended March 31, 2013, we issued $140,000 in convertible notes. There is no assurance we can continue securing such financing. The Company does plan to re-negotiate the settlement of certain accounts payable but there is no assurance this will be successful.  During the nine month period ended March 31, 2013, the Company issued two two-year notes for $18,500 to settle an equivalent amount of accounts payable, and settled $79,500 in accounts payable through the issuance of 26,500,000 shares of our restricted common stock. Our accounts payable as of March 31, 2013 was $237,893 as compared to $263,982 as of June 30, 2012.

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

Net cash used in operating activities for the nine months ended March 31, 2013 was $106,320, as compared to net cash used in operating activities of  $421,388 for the nine months ended March 31, 2012. The net loss of $333,990 for the nine months ended March 31, 2013 was the primary reason for our negative operating cash flow, which was partially offset by non-cash expenses of $146,347 related to the amortization of debt discounts and interest expense associated with the issuance of convertible notes.. For the nine month period ended March 31, 2012, we had a net loss of $435,881, partially offset by an increase in accounts payable of $11,039, resulting in net cash used in operative activities of $421,388.

Net cash used by investing activities for the nine months ended March 31, 2013 was $1,250 as compared to net cash provided by investing activities of $349,647 (related to a business acquisition) for the nine months ended March 31, 2012. Net cash provided by financing activities for the nine months ended March 31, 2013 related to proceeds from a convertible note issued for $140,000 compared to $-0- in the nine months ended March 31, 2012.

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

Going Concern

We have incurred net losses attributable to South American Gold Corp. for the period from inception on May 25, 2005 to March 31, 2013 of $4,893,094 and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Raymond DeMotte, and our Chief Financial Officer, Mr. Cristian Gomez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures are not effective. Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012, which we believe primarily stems from the fact that we had limited accounting and financial staff during the year ended June 30, 2012, which did not possess the requisite qualifications.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, no changes other than those made in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Management, in coordination with the input, oversight and support of the audit committee of our board of directors, has identified the above-mentioned measures to strengthen our disclosure controls and procedures and internal control over financial reporting and to address the material weaknesses described above. We began implementing these measures in the third and fourth quarters of fiscal 2011, we had expected these remedial actions to be effectively implemented by the end of the prior fiscal year, but to limited staffing we believe these actions will not be complete until the upcoming new fiscal year of 2014.

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

None.

Item 1A. Risk Factors.

Not Applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 17, 2013 we entered into an agreement for the Company to issue a convertible note to a private accredited investor in the amount of $32,500 with an effective date of January 2, 2013 when all funds were received.

On March 27, 2013, we entered into an agreement for the Company to issue a convertible note to a private accredited investor in the amount of $32,500.  The proceeds will be used to continue to support the Company’s operations.

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.The issuances were not accompanied by advertising nor were any commissions paid on the sales.

In January 2013 the Company issued 26,500,000 restricted shares to settle $79,500 in accounts payable.

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) and Regulation S of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that received the unregistered securities were known to the Company and its management, through pre-existing business relationships, as long standing business associates. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition

Item 3. Defaults upon Senior Securities.

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

South American Gold Corp.

Date:	May 15, 2013

By: /s/ Raymond DeMotte Raymond DeMotte Title: Chief Executive Officer

Date:	May 15, 2013

By: /s/ Cristian Gomez Cristian Gomez Title: Chief Financial Officer (Principal Accounting Officer)