Form 10-K
period 2013-06-30
SOUTH AMERICAN GOLD CORP.
filed 2013-10-15
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended  June 30, 2013

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
Registrant’s telephone, including area code: (765) 356-9726

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	Over the Counter Market
(Title of class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No ☒

 The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, on December 31, 2012, which is the last day of the registrant’s most recently completed second fiscal quarter (based upon the closing sale price of the registrant’s common stock on the NASDAQ National Market System on December 31, 2012), was approximately $312,612 Shares of common stock held by each officer and director of the registrant and by each person who may be deemed to be an affiliate have been excluded. The number of shares of our common stock outstanding as of September 30, 2013 was: 289,062,039

 Documents Incorporated by Reference:  None

FORM 10-K

SOUTH AMERICAN GOLD CORP.

JUNE 30, 2013

PART I

PART II

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules.	52

Glossary	54

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting;

●	risks related to failure to obtaining adequate financing on a timely basis and on acceptable terms for our contemplated acquisition and exploration and development projects;

●
risk that changes to Colombian and American, mining laws, which include a comprehensive overhaul of rules applicable to companies engaged in mining activities, will adversely impact our operations in the USA, or potential operations in other geographical areas we may choose to operate in;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations in Colombia, the United States or other areas;

●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration or development activities or the completion of feasibility studies;

●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;

●	political and regulatory risks associated with mining development and exploration

●	Risks the Company cannot raise minimum funds necessary to perform minimum administrative requirements; and
●	other risks and uncertainties related to our prospects, properties and business strategy.

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

In September 2010, we appointed a new CEO and CFO of the Company, and in the first quarter 2011, two new directors, a vice president of geology and a vice president of operations.

In January 2008, we entered into an assignment agreement where we were assigned a 100% interest in a 7-unit claim block containing 92.8 hectares located in Vietnam, referred to herein as the “Kon Tum Gold Claim.”  The Kon Tum Gold Claim has been staked and recorded with the Mineral Resources Department of Energy and Mineral Resources of the government of the Republic of Vietnam. In 2011, management after unsuccessfully trying to find a buyer for the Kon Tum Gold Claim, the Company gave notice to the Vietnamese government indicating our intent to abandon our interest in the Kon Tum Gold Claim.

With the abandonment of our interest in the Kon Tum Gold Claim, we turned our focus on to mining opportunities presented to management in South America, specifically, in the area of Colombia, and in the western United States.

During 2011, we conducted exploration activities in Colombia in the Narino province both at the Santa Cruz gold project and in the surrounding areas, developed industry and governmental contacts, retained local consultants, and review of mining and business laws and regulations. In a management review of activities and potential in Colombia in the fourth quarter of calendar 2011, it became apparent that with the combined high-cost of operating in Colombia, the government announcements of a comprehensive overhaul of mining laws, and the government announcing no new concessions would be granted until that overhaul was completed, it was decided to scale back our activities in Colombia. The announced overhaul originally was to be completed by February 2012, was then delayed until August 2012, and as of this filing, it is unknown when it will be finalized.

In 2011, management elected to expand the Company’s geographic focus beyond Colombia to include North and Central America, using the experience and industry contacts of our management team. This resulted in the acquisition of the Lucky Boy Silver and GB-2 Gold projects further described below. Both projects were considered early-stage exploration projects that we consider prospective Silver and Gold prospects respectively. We are primarily targeting the western United States and on  projects with former production or that are located in historic mining districts.  Though in during the fiscal year ended June 30, 2013, we abandoned the claims in the Lucky Boy Silver project.

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

Agreement with Minera Kata S.A. for Acquisition of Equity Interest in Kata Enterprises Inc.

 On February 25, 2011, we entered into a Stock Purchase Agreement with Minera Kata S.A., a corporation organized under the laws of the Republic of Panama (“Seller”), as amended and supplemented by Amendment No. 1 (the “Amendment No. 1”) dated April 25, 2011 (collectively, the “Agreement”), and acquired from Seller 25% of the outstanding capital stock (the “25% Stake”) of Kata Enterprises Inc., a corporation organized under the laws of the Republic of Panama (“Kata”), with an option to acquire the remaining 75% of the outstanding capital stock of Kata in exchange for total consideration of $550,000.  We paid partial consideration of $500,000 in cash (the “Closing Payment”) and the remaining $50,000 in cash upon execution of the Amendment No. 1.

In November 2010, Kata entered into an agreement to acquire, through its subsidiary, an  85% interest in certain mining concessions located in the Nariño province of Colombia covering the area that is the subject of the IKE-10421X concession application (the “Mining Concessions”), but did not successfully close that transaction (the “Kata Transaction”).  Kata is an entity that has nominal operations.  Our understanding was that closing of the Kata Transaction was conditioned upon the transferor of the Mining Concessions receiving acceptance of an application for a concession contract, executing a concession contract with Ingeominas (the entity authorized by the Colombian Ministry of Mines and Energy to grant mining concession contracts), registration of that contract at the National Mining Registry and securing the requisite approvals and governmental consents for the transfer of the Mining Concessions to Kata’s subsidiary. In the event that Kata, through its subsidiary, failed to close the Kata Transaction and if by February 25, 2012, failed to have the Mining Concessions registered in the National Mining Registry of Colombia in favor of Kata’s subsidiary, the Agreement provided that the seller would have been obligated to deliver to the Company 100% of the outstanding capital stock of Kata (the “100% Stake”)  without any additional consideration being paid.  In such event, we would not have acquired any direct or indirect interest in the Mining Concessions and not be entitled to recover any of our exploration expenditures or other expenses incurred in connection with acquiring the 25% Stake, other than our entitlement, indirectly through our subsidiary, to the return of the $500,000 Closing Payment.

Under the terms of the Agreement, if we exercised all of the options to purchase in the Agreement and acquire the entire 100% Stake, we would have paid seller an aggregate of $4,000,000 in cash and issue to Seller 4,000,000 shares of our common stock in order to acquire 100% of the outstanding capital stock of Kata.

Amendment No. 2 to Stock Purchase Agreement

On November 28, 2011, the Company entered into Amendment No. 2 to the Stock Purchase Agreement (“the Second Amendment”) with Minera Kata S.A..  The Second Amendment modified the Agreement to extend the obligation of seller to deliver the 100% Stake to include any termination of the agreement underlying the Kata Transaction and required the Company to pay Seller consideration of $10,000 should any of the conditions required for seller to deliver to the Company the 100% Stake. Except for the foregoing changes, there were no other changes made by the Second Amendment to the Agreement.

Termination Agreement

After the Colombian government began to make changes in its administration of the mining sector in late 2011 and early 2012, which may include the establishment of new government agencies and regulations and potentially adversely impact the Company by resulting in further delays in implementing plans and increased compliance costs. When the Agreement was initially entered into, the parties did not anticipate that an extended period of time would be required to secure approval of the IKE-10421X concession application. The Company has received no assurances that the approval of the IKE-10421X concession application is imminent. For the foregoing reasons, the Company determined that it would be in its best interest to abandon its plan to acquire an interest in the mining and mineral rights underlying any prospective concession contact to be granted on the basis of the IKE-10421X concession application if Seller would return the $500,000 cash payment it received from the Company when the Agreement was entered into on February 25, 2011.

On November 19, 2011, Minera Nariño entered into a Termination and Transaction Agreement (the “Termination Agreement”) which resulted in the termination of the agreement under which it had a right to acquire the Mining Concession which were the subject of the IKE-10421 concession application should the Kata Transaction have successfully closed. Pursuant to the terms of the Termination Agreement, the Closing Payment was transferred to Kata Enterprises S.A.S.

Also on November 19, 2011, Kata Enterprises S.A.S. entered into an agreement and acquired in exchange for $785 USD the remaining 15% of the remaining outstanding capital stock of Minera Nariño, which resulted in the acquisition by Kata Enterprises S.A.S. of all of the outstanding stock of Minera Nariño. The Company completed its purchase accounting, at this time, for the transaction.

Current Business Focus and Operations

The Company in fiscal years 2012 and 2013 has focused primarily on North America implementing its business plan to build a portfolio of mining prospects and properties, conduct evaluations of mineral property interests acquired, and elect which properties to advance, sell, joint venture of dispose of. Our activities on individual projects are described further under “Properties” below. We successfully acquired several mineral property interests, and through existing industry contacts and internal personnel considered various properties for acquisition. Field work was primarily focused on the Baltimore and GB properties acquired during 2011 and 2012. The Company has considered initial work sufficient to merit advancing exploration on one or both properties subject to finances being available. During fiscal year 2013, we entered into lease agreements as described below for the New Light Mining Project.

GB 2 Gold Acquisition

On December 14, 2011, the Company entered into a Mining Lease and Agreement (the “GB2 Lease”) with Marilyn Bashore (“Bashore”) to lease nine unpatented mining claims situated in Yavapai County, Arizona.

The GB2 Lease granted the Company the exclusive right to prospect, explore, develop and mine the property for gold, silver and other minerals. Under the terms of the GB2Lease, the Company paid Bashore an initial payment of $500 and is required to pay Bashore an annual lease payment of $750 plus a 2% net smelter return on any production. The Company is required under the terms of the GB2 Lease to perform a minimum of $900 in annual assessment work on the Property. The GB2 Lease is for a fifteen (15) year term, but shall continue into perpetuity to the extent that minerals are produced and continue to be produced on the Property.

Also on December 14, 2011, the Company purchased from Bashore one unpatented mining claim situated in Yavapai County. As consideration for the Claim, the Company paid Bashore $1,000. There was no purchase agreement documenting the Company’s acquisition of the Claim and the Claim was sold, transferred and conveyed by Bashore to the Company by executing and delivering to the Company a quitclaim deed.

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

Western and the Company have agreed to a Definitive Agreement (“the Baltimore Silver Mine Agreement”) to Lease with Option to Purchase the Baltimore Silver Mine. The Company effected the agreement September 5, 2012. The Baltimore Silver Mine Lease will be for a term of ten years beginning August 2, 2012, and may be extended for an additional 15 years with a payment of $100,000 at any time. During the term of the Baltimore Silver Mine Lease, the Company will be responsible for the payment of any property taxes, indemnify Western for any and all activities the Company  conducts on the property, and secure all required permits and operating licenses for the Company activities on the property. The lease payment will be $10,000 per year in cash, which may be paid in restricted stock as the Company’s option provided such restricted stock has a market bid price in excess of $20,000 for the 20 days average bid price for the stock prior to payment, and a quarterly cash payment of $500 per quarter. Payment will be on July 31st of each year beginning in 2013.

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

New Light Mining and Lease Agreement

On January 16, 2013, the Company entered into a Mining and Lease Agreement (“the New Light Mining and Lease Agreement’) with William I. Guy (“Lessor”). The New Light Mining and Lease gives the Company the exclusive right to prospect and explore for all ores and minerals of every kind, except oil and gas, on two unpatented mining claims in Whatcom County, Washington.

The New Light Mining and Lease Agreement has a term of 15 years from January 16, 2013 (“the Anniversary Date”) but may be extended indefinitely if production is occurring. The New Light Mining and Lease Agreement and requires that the Company pay advance royalties as set forth below:

Amount of Royalty Payment	Due Date

$500	1/15/13; this amount has been paid
$750	Anniversary Date, 2014
$750	Anniversary Date, 2014-2029, inclusive

In addition, the Company is to perform a minimum of $500 in assessment work for the benefit of the property for the assessment year ended September 1, 2013 (which has been done), and a cumulative minimum of $500 for every assessment year thereafter in which the Company continues this lease beyond July 1 of the assessment year. Also, the Company shall pay a Production Royalty of 2% of net smelter returns, which shall be calculated for each calendar quarter in which net smelter returns are realized.

During the term of this lease the Company will be responsible for the payment of any property taxes, indemnify Lessor for any and all activities the Company conducts on the property, and secure all required permits and operating licenses for Company activities on the property.

Other Exploration and Business Activity

 The Company is actively looking for additional prospects in Mexico and Southeastern Europe (see below).

Mexico

In Mexico, we are looking at the Zacatecas region in which management has prior experience in exploration and production projects.  We have secured a consultant to assist in this effort. To date we have not identified suitable projects that we can acquire with our current financial position, or under terms we would deem acceptable.

Croatia and South Eastern Europe

In southeastern Europe, we are, through use of local consultants, constructing a database of mineral potential and current mineral projects. We expect this combined effort may require in the months of 2013 and 2014 between $10,000 to $25,000 in consulting and other fees. We are also conducting due diligence evaluation non-mining projects in the region.  The Company expects our efforts in the region will become more material to our future activities and expenses, but there is no assurance of success in our endeavors in the region due to limited financing. While management has international business experience, this experience has not been in southeastern Europe.

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

Junior mining companies focus on the acquisition of mineral properties or mineral property interests, and seek to add value through exploration, often employing a project generative business model whereby the objective is to joint-venture, sell or lease to larger and better capitalized companies. Success is dependent on various factors (see “Risk Factors” below) including capable and experienced technical personnel.

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

Generally, we expect our exploration work on a given property to proceed in a three phase process. The first phase typically begins with research of available geologic literature, interviews when possible with industry professionals familiar with the potential project, and any general information available on the project. We conduct initial site visits and reconnaissance exploration, and based on recommendations may augment this with geologic mapping, geophysical and geochemical testing, examination of existing workings including tunnels, shafts, prospect pits, dump material and tailings ponds, and surface outcrops. If we identify potential mineralized zone, we may dig trenches for sampling and further examination of the vein, and identify potential drill targets. Simultaneously we must determine the requisite permitting for these and subsequent activities.

Currently our projects may be considered in Phase I.

During Phase II, we will engage in more advanced geologic mapping, geochemical and geophysical surveys if recommended, exploration drilling, all designed to determine the presence or probability of mineralization of potential economic importance, preliminary development cost information and bulk samples for metallurgical testing may also occur during this period. Certain projects with former production may include bulk sampling in Phase I.

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

•
NGEOMINAS (Colombian Institute of Geology and Mining): The MME had delegated the administration of mineral resources to INGEOMINAS and some Department (Provincial) Mining Delegations.  INGEOMINAS has two departments, the Geological Survey, and the Mines Department which is responsible for all mining contracts except where responsibility for the administration has been passed to the Departmental (Provincial) Mining Delegations.

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

A surface tax (canon superficiario) has to be paid annually in advance during the exploration and construction phases of the concession contract.  This is defined as 1 minimum daily wage per hectare per year for years 1 to 5, 1.25 minimum daily wages per hectare per year for years 6 and 7, and 1.5 minimum daily wages per hectare per year since year 8 and henceforth according to an interpretation by the MME. Based on this calculation the fee per hectare in 2012 was estimated at US$10.29, or a total of US$18,892 for the area covered by concession application IKE-10421X.We believe this fee remains substantially the same in 2013.

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

            As noted in our financial statements, we have incurred a net loss of $4,793,302 for the period from inception (March 25, 2005) to June 30, 2013 and have presently no source of revenue.  At June 30, 2013, we had a working capital deficit of $446,986.  As of June 30, 2013, we had cash and cash equivalents in the amount of $118.  We will have to raise additional funds in order to sustain any level of operations and commence any recommended exploration activities.

 The audit report of Sadler Gibb and Associates, LLC, for the fiscal year ended June 30, 2013 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

 We have a limited operating history and have incurred losses that we expect to continue into the future.

 We have never had any revenues from our operations. In addition, we have a very limited operating history in the mining and exploration industry upon which an evaluation of our future success or failure can be made.  We have only recently taken steps in a plan to engage in the acquisition of interests in exploration and development properties, and it is too early to determine whether such steps will prove successful.  Our business plan is in its early stages and faces numerous regulatory, practical, legal and other obstacles.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start-up stage of their business development.  We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition.

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

 Our Bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Our stockholders therefore will have only limited recourse against the individuals.

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

Consequently, our exploration, development and production activities outside of the United States may be substantially affected by factors beyond our control, any of which could materially adversely affect our financial condition or results of operations.

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

 Our Securities may not be currently eligible for sale under Rule 144 and any future sales of our securities may be adversely affected by our failure to file all reports required by the Exchange Act.

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

 ITEM 1B.     Unresolved Staff Comments.

 None.

ITEM 2.    Properties.

 Columbia

            We continue to monitor developments in the political and economic situation, in particular the mining industry. We have acquired through our Kata acquisition and our own efforts, a database of information related to the Narino province (departmento) to guide us on due diligence on any projects we may seek to acquire in the country, though we do not plan to enter into any definitive agreement in 2013, or the first half of 2014 unless a clear mining law and regulations are in place in the country, that we would have sufficient working capital, and that any project presented to us met our acquisition criteria and an acceptable price. The below description provides our recent history in the area, and information developed during our exploration activities which constitute a database of information that we believe is of value to not only future activities of the Company in the area, or can be used for entering into any joint-ventures in the area.

Overview: Santa Cruz Gold Project and Narino Province

 In 2010, the Company decided to extend its geographic focus to include Colombia, and in 2011 spent considerable time in business development and exploration activities in the Narino province of Colombia, including an agreement concerning the Santa Cruz Gold project. In November 2011 due to uncertainties in regard to the Colombian mining laws we acquired 100% of Kata Enterprises, Inc., as described below, and terminated its agreements related to the Santa Cruz Gold project. We have built a database of information on the historic mining district of Narino, and remain interested in our prior target areas of exploration.  The below description of our activities in Narino and the information acquired is outlined, however the reader is cautioned we at present have no mineral property interest in Colombia.

Description of Property Underlying the IKE-10421X Concession Application

            In connection with our consideration of entering into the Agreement described earlier, which resulted in our acquisition of the 25% Stake in Kata with an option to acquire the remaining 75% of the outstanding capital stock of Kata, we conducted a legal, financial and business review of the financial condition, assets, liabilities and business of Kata and its subsidiary entities.  The description that follows is the product of our due diligence of the property underlying the Mining Concessions that was the subject of the IKE-10421X concession application.

We caution that we do not presently have any interest, directly or indirectly, in the property underlying the IKE-10421X concession application described herein, which we also refer to as the “Santacruz Gold Project”.  Our field work in the Santacruz Gold project area was undertaken in order to gather data for the purpose of placing us in a better position to develop and execute a plan for exploration and development of the Santacruz Gold Project, should we be successful in acquiring an indirect interest in a mining concession contract underlying the Santacruz gold project. We acquired a 100% equity interest in Kata, which, through its subsidiary owns an 85% equity interest in Minera Narino, has a contractual right, subject to the satisfaction of certain conditions, to acquire a mining concession contract covering the Santacruz Gold Project.

            The information contained herein is presented to describe activities conducted during the fiscal year ending June 30, 2013 and the type of information gathered for our database of information acquired in the acquisition of Kata or developed internally.

 Location and Access

The Mining Concessions consist of one concession application IKE-10421X that covered an area of approximately 1,836 hectares. It is located in the south central part of the Nariño Department in southwestern Colombia. It is located in the municipality of Santa Cruz de Guachavez within the western drainage of the Western Cordillera (Cordillera Occidental).

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

 The only mine with recorded history of production in the district where IKE-10421X is located is El Diamante Mine. Detailed work by JICA to evaluate the vein mineralization in the district was done at El Diamante Mine which at the time was producing gold from ore at the surface and at one level. The Japanese mission mapped the area to locate the veins and drilled 15 diamond drill holes at that mine and adjacent areas. Our CEO, VP of Operations and VP Geology visited the El Diamante in 2011  conducting underground site inspections.

We have not independently verified the results shown by the JICA study and such information is included for the limited purpose of understanding of the district area.  We caution that such information is not indicative in any way of results that may be obtained from the area covered by concession application IKE-10421X.

Regional Geology of the District

Southern Colombia, where Nariño Department is located, is dominated by uplifted rocks that form the Andes Mountains. In Colombia, the Andes Mountains splits into three branches. Most of the area in Western Nariño Department is the Western Cordillera (Cordillera Occidental).

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

Geology

            The mines in the area are located in a zone of northwest trending faults and shear zones that form clusters up to 5 kilometers long and are hosted within volcanic rocks intruded by the Eocene Piedrancha granodiorite batholith and within the granodiorite itself. The volcanic rocks are basalts, basaltic andesite, andesite agglomerates and brecciated tuffs. Most of the volcanic rocks are metamorphosed as a result of contact metamorphism to a chlorite- rich greenstone that may be classified as hornfels. The entire IKE-10421X concession application is located over the granodiorite pluton complex.

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

 History, Exploration and Exploration Plan

            After the first visit to the district where the concession application is located, it was determined to create the initial database as a baseline to evaluate the area of interest. Beginning in December 2010, we, as part of our due diligence process, began data compilation and review, and site visits began in 2011. Initial site visits included beginning work on geologic mapping and surveying, and sampling of nearby properties in the area to gain additional knowledge of the geological characteristics of the area. This reconnaissance work was ongoing in 2011as much of the property position has had only limited historical exploration. In February 2011, samples were taken from nearby properties.

 Reconnaissance work within the concession application area was started in early April 2011. The work program included mapping and sampling the concession and nearby properties, including the El Desquite mine and other mines that are encountered during our Phase I exploration program, with emphasis on locating the identified geochemical anomalies indicated by the JICA work. This was required because of the humus accumulation over the 25 years since the JICA study. The areas within the IKE-10421X concession application and in proximity of El Desquite and Las Delicias mines are the principal exploration targets of the current program. The work was aimed at locating favorable areas for exploration drilling. This work was planned to include taking stream sediment and soil samples, geochemical analyses, and interpretation of results. This work commenced in April 2011, but exploration worked ceased in the third quarter of the period ending June 30, 2012. To date, we have taken assays from the nearby Diamante mine and assay results are under review and will be used to guide future efforts to determine projections of geological structures onto the concession application area.  Field work has also provided basis for updated maps and geological maps.  During the year ended June 30, 2013, our expenditures for activities for Colombia was less than $5,000.

Field reconnaissance work, which we began earlier in 2011, had been ongoing to cover the 1,800 plus hectare area (approx. 7 square miles). The initial focus is on geologic mapping and confirming historical data from government studies conducted in the 1980s. To date, this work confirmed the location of several former and current artisanal mines and workings within the project boundaries. In addition, we have been evaluating and sampling the nearby Las Delicias and El Diamante mines to increase our knowledge of the general area. In particular, the intent is to locate projections of veins from the two producing mines from adjacent properties onto the Santacruz Gold project. In the Cerro Los Churros area of the proposed Santacruz concession area, five old workings were identified.  Mineralization was identified in the form of quartz veins with associated arsenopyrite and iron oxide, in part derived from alteration of basic rock-forming minerals and oxidation of pyrite in the veins and adjacent rock

            We believe that an inactive small mine, known as Mina San Antonio, lies within the proposed concession area, but there is no specific recorded production from this mine that we have been able to ascertain . Evidence shows the mine was operated as an open-pit facility and that it contained several underground workings. Sampling at the Mina San Antonio has proved inconclusive to date.

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

(Note sampling methodology used included over 5000 parts PPB (Parts Per Billion) as the upper range)(vn=vein)

 Exploration work, advanced knowledge of the area, including surveying and geologic mapping activities, determining prime areas for soil sediment sampling and re-sampling prospect pits that have been located. Our primary objective during Phase I exploration was identifying drill targets, preparing logistical arrangements for a drilling plan, continuing work for securing approval of the mining concession application which had been submitted and preparation for data to support our subsequent applications for regulatory approval of exploration activities, and review data of prior exploration in the area along with field work to verify historical data, particularly information on JICA maps indicating clusters of veins on the western portion within the concession. Our Phase II exploration phase, subject to results and timing of the completion Phase I exploration and regulatory approvals, includes a 6,000 meter planned drill program. We estimated drilling costs, including assays and review work, to be $200 a meter, thus the program before secondary charges would require $1.2 million in working capital to fund.  We   forecasted ongoing exploration activities at $150,000 to $300,000 per quarter for the following 18 months exclusive of our projected drilling program.  We were forecasting subject to capital availability and timing of regulatory approvals required to explore in the area, a budget of approximately $2.1 to $3.0 million dollars for the Santacruz Gold project over the following 18 months.  We were planning to duplicate exploration efforts of the prior Japanese studies by auger drilling and currently reviewing the permissibility of such work under Colombian prospecting rules. It will also be required to conduct certain environmental and community studies during this period leading to permission for exploration drilling, with minimum cost estimates of such studies at $150,000.

            Our current cash on hand was insufficient to complete any of the planned exploration activities and the full implementation of our planned exploration program is dependent on our ability to secure sufficient financing.

Future Acquisition and Exploration Plans

            We continue to evaluate any projects presented, and regularly monitor the political and economic situation in the Columbia. We do not expect in 2013 or the first half of 2014 to acquire any projects in Colombia by acquisition, lease, option, or joint –venture of letter of intent.

            We estimate minimum base costs for office maintenance, administrative, and any due diligence activities for the upcoming year to be in the range of $10,000 to $36,000 in period July 2013 through June 2014. We do maintain Colombia as part of our geographic focus for our long term development.  Colombia is a high-cost country to operate in, thus any future acquisitions would be highly subject to our ability to raise significant financing, which is not assured.

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

USA

Our mining properties and mineral property interests are in the United States are:

GB 2 Gold

Leased Claims

The nine unpatented mining claims underlying the GB2 Lease cover approximately 180 acres and are located in the Black Rock Mining District of Yavapai County, Arizona. Set forth below are the claim reference numbers.

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

In 2013, exploration efforts focused on the area adjacent to the identified breccias pipes, evaluating nearby properties for acquisition or lease, and considering potential bonding requirements for a drilling plan. Initial summary maps were prepared, and some surface sampling was conducted on a limited basis.

We estimate the initial work plan described above to require an estimated five thousand dollars ($5,000) for geological consulting, travel expenses, and sampling analysis costs. The company is reviewing the cost of providing necessary bonding for the project, and due to limited finances will consider in the upcoming fiscal year seeking a joint venture partner or selling the project while retaining a net smelter return. The Company is also considering joint-ventures, or a sale of the project while retaining a Net Smelter Return.

Lucky Boy Silver Project

In December 2011, we staked five unpatented mining claims in the Walker Lane Mineral Belt in western Nevada which we are referring to as the “Lucky Boy Silver Project”.  During the year ended June 30, 2013, after initial reviews  the Company decided not to continue its pursuit of the project.

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

 Reserves

There were no established probable or proven reserves on Lucky Boy Silver Project.

Current Status

The Company has elected to not pursue this project absent securing additional mineral property interests in the area.

 Baltimore Silver Mine

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

Development Work on the Property

The underground workings of the property include six tunnels reported by 1960 and an internal shaft at a vertical interval of four hundred feet, and three thousand feet of underground workings. Prior operator reports indicate that four of these tunnels the Hope,  No. 4, 5, and 6 tunnels were evidently designed to explore the northeastern vein structure of the property.

The Company is considering a budget for rehabilitation of the Portals to gain further underground access.

Exploration Plan

The Company’s initial plans include compiling and reviewing all historical information on the property, and conducting initial site visits to determine costs and schedules for geological mapping, and status of the underground workings, and determining the optimum exploration plan based on this initial work. Our exploration plan is  focused on confirming historic grades, and targeting areas that may yield commercial grades and sufficient tonnages to justify rehabilitation of underground workings and drilling to delineate potential ore reserves. This preliminary assessment will consider initial approximate cost estimates including the availability of any regional milling facilities. The Company estimates a budget of $5,000 to $50,000 may be required in initial stages of exploration.

We  began our Phase I exploration which has included a thorough review of the current status of access to the underground workings, having a professional geologist and a mining engineer performing field work on the property. We have completed an initial survey of the dump material, and review of the historical literature. Exploration objectives include (a) further determination of the economics of processing the dump material (b) rehabilitation work to gain access further underground to conduct channel sampling (c)  determining drill targets  (c) detailed geologic mapping. We believe that while some potential is in identifying mineralized areas former mining with limited technology may have missed that there may be much deeper exploration targets to be tested from underground or surface drilling. We also intend to prepare the necessary plan of operations for the unpatented portion of the project, and consider applications for any state mining permits.

We have begun sampling dump material located near the various portals and estimate the total tonnage to be approximately nine thousand tons for initial sampling and surveying however this effort has not been completed. This material was most likely that which in an era of hand-picking ore for shipment was discarded as uneconomic at the time. We have not completed our initial sampling of this dump material which is comprised of material that was discarded as not economic during the production process in an era of lower precious metal prices. Preliminary dump samples average 2.2 ounces of silver per ton, however additional assays for additional samples has not been received as of June 30, 2013.

The historical reported production indicates a grade of 0 .09 ounces gold per ton and 15.2 ounces of silver per  ton, we have not independently verified this information, and it may not be indicative of future potential. Our prime exploration objective is to conduct sampling  and drilling to determine the extent of mineralization present in the mine and whether of commercial grades. There is no assurance of success in identifying additional ore-grade material, nor if the grade would approach that of historical reports.  We are in the process of developing a work plan, cost estimates and permit review for gaining access to underground workings. We intend also to investigate processing costs and recoveries for any dump material determined to be potentially economic.  We have retained a local mine engineer to evaluate the costs and timing of the permitting process to begin regaining access to underground levels. We are evaluating bonding requirements for the project.  The Company believes the project to be of merit in the current price environment for gold and silver, yet financing constraints have limited development work required for the project.

New Light Mine - Description of the Property

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

Access and Elevation

The elevation of the New Light property area ranges from 5,300 to 6,900 feet.

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

Metallurgy

Flotation concentrates were reported shipped to the Cominco Ltd. smelter at Trail, B.C.  It has been reported that a grab sample taken from the tailings exceeded maximum levels listed in the Model Toxics Control Act; additional metallurgical tests will be necessary to determine whether potential compliance issues may exist.

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

History and Historical Information on the Property

The above and following information has been provided by outside sources has  not been independently verified by the Company but is provided for general informational purposes, and it should not be assumed that prior production results are an indication of potential future results. The state of Washington has published through its department of geology a report on the mine.

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

Development Work on the Property

It has been reported that 13,150 feet of underground workings were developed on the property

Exploration Plan

The Company had begun a review of historical material on the property, which will include compiling the information, and reviewing guidance on developing an exploration plan. The exploration plan will include geologic mapping, surveying, review of environmental and permitting requirements, determining manner and cost of access to underground workings, determining whether our area of interest needs to be expanded, and review where available of former production records. It is apparent bonding requirements may be significant which is under consideration, and the company may seek a partner or sale of the project.

REAL ESTATE.

None.

PATENTS.

None.

ITEM 3.    Legal Proceedings.

 None.

 ITEM 4.    Mine Safety Disclosures

            Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. As we do not have producing operations in the United States, we may not be considered an operator at this time. Notwithstanding, we are not an operator of a mine in the United States, we confirm during the fiscal year ended June 30, 2013, the Company had no violations of mandatory health or safety standards that could significantly and substantially (S&S citations) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977.

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

Fiscal Year Ended June 30, 2013
	High	Low
Fiscal Quarter Ended:
September 30, 2012	$0.0090	$0.0021
December 31, 2012	$0.0062	$0.0025
March 31, 2013	$0.0050	$0.0010
June 30, 2013	$0.0042	$0.0010

Fiscal Year Ended June 30, 2012
	High	Low
Fiscal Quarter Ended:
September 30, 2011	$0.47	$0.46
December 31, 2011	$0.40	$0.20
March 31, 2012	$0.20	$0.20
June 30, 2012	$0.20	$0.0026

Holders of Common Stock

 As of October 14, 2013, we had approximately 17 holders of record of our common stock.  Several other shareholders hold shares in street name.

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

 A maximum of 5,000,000 of shares of our common stock may be issued under the Incentive Plan.  As of June 30, 2013, 2,900,000 shares were then subject to outstanding awards and 2,100,000 shares remain available under the Incentive Plan for future equity grants.  The adoption of the Incentive Plan received stockholder approval at the annual meeting of the shareholders on January 19, 2011.

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

The following table sets forth certain information regarding the Incentive Plan as of June 30, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	2,900 ,000	$0.59	2,100,000
Equity compensation plans not approved by stockholders	-	-	-
Total	2,900,000	$0.59	2,100,000

Recent Issuances of Unregistered Securities

            During the year ended June 30, 2013, the Company did not issue any shares of its common stock with the exception of 105,411,527 shares issued in settlement of convertible notes; 26,500,000 shares in settlement of accounts payable; and 10,000,000 shares for the acquisition of mineral property interests. These shares were issued to either accredited or sophisticated investors, were not accompanied by advertising, no commissions were paid, and all issued under Section 4(2) or Reg. D. The securities were issued subject to the rules of Rule 144 in regards to a restrictive legend.

The Company issued convertible promissory notes to Asher in a transaction pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Asher is an “accredited investor,” as such term is defined in Rule 501(a) of Regulation D of the Securities Act. The Transaction was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act. The sale of the Notes did not involve a public offering and was made without general solicitation or general advertising. Asher represented that it was an accredited investor and was acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Neither the Notes nor the underlying shares of Common Stock issuable upon the conversion of the Note have been registered under the Securities Act and neither may be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  During the year 105,411,527 shares of stock were issued to Asher in conversion of notes payable

ITEM 6.      Selected Financial Data.

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

 In connection with our consideration of entering into the Agreement described above, which resulted in our acquisition of the 25% Stake in Kata with an option to acquire the remaining 75% of the outstanding capital stock of Kata, we conducted a legal, financial and business review of the financial condition, assets, liabilities and business of Kata

We currently do not have any interest, directly or indirectly, in mining properties located in Colombia and our acquisition of an interest in the Mining Concession described herein was subject to  certain conditions and contingencies.   Our operations and field work to date have been undertaken in order to gather data for the purpose of placing us in a better position to develop and execute a plan for exploration and development of the property underlying the IKE-10421X concession application described herein, which we also refer to as the “Santacruz Gold Project”, and guide us to other potential acquisitions in the Narino province.

 As a part of our business plan, we intend to seek out and acquire interests in other mineral exploration properties which, in the opinion of our management, offer attractive mineral exploration opportunities.  We have during the fiscal year ending June 30, 2012 acquired mineral property interests in Arizona, Nevada and Montana; we have also begun due diligence activities with the objective of additional properties in the United States and Southeastern Europe.  In the fiscal year ending June 30, 2013 we continued exploration of properties including sampling, geologic mapping and beginning to review bonding requirements for forecast exploration activities. We actively reviewed several projects presented to us.  We also signed a Memorandum of Understanding in regards to a Montana property interest which as of the end of our fiscal year June 30, 2013 had not been finalized.

We are an exploration stage mining company and while our objective is to develop profitable mining operations, currently we produce no cash flow from operations. Junior exploration stage mining companies generally seek to acquire mineral properties and mineral property interests, to explore, develop or joint-venture. Value is added through exploration and discovery of the potential for commercial mineralization on properties, and by joint venturing, selling or leasing properties. Companies at our stage generally use equity or equity-type financing, with pure debt financing generally only available from producing operations or upon completion of a bankable feasibility study.  We have relied in the last hear on convertible debt financing  which can be highly dilutive to shareholders, in absence of other funding availability.

Our business plan is highly contingent on our ability to secure financing under acceptable terms which is not assured.

For the Years Ended June 30, 2013 and 2012

 Revenues

            We have not generated any revenues from operations since our inception.  We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses

            We incurred operating expenses in the amount of $278,870 for the year ended June 30, 2013, as compared to operating expenses of $461,772 for the year ended June 30, 2012.  The decrease in our operating expenses for the year ended June 30, 2013, as compared to the year ended June 30, 2012, relates to a decrease in operations and exploration costs incurred as we operated in areas of lower cost.  Expenses for management fees, legal and accounting services, professional fees and other general and administrative expense also decreased with the reduced activities in Colombia after December 2011, and management taking over more functions from outside consultants.

 We incurred exploration costs of $45,503 during the year ended June 30, 2013, as compared to $188,833 for the year ended June 30, 2012.  The decrease resulted primarily from more exploration efforts conducted in the USA and less in Colombia, a location of high-cost exploration expense.

We reported general and administrative fees of $204,179  for the year ended June 30, 2013, compared to $266,485 for the year ended June 30, 2012.The decrease in general and administrative expenses are primarily attributable to reduced operations in Colombia, and officers of the company performing more administrative work in-house.

 Other Items

            We reported other expense of $208,861 for the year ended June 30, 2013, as compared to other  income of $2,823 in the year ended June 30, 2012.  Other income For the year ended  June 30,2012 was attributable to interest received on bank deposits, for the year ended June 30,2013 $229,263 was recorded for interest expense, offset by a gain on derivative liability of $28,402.

 Net Loss

            As a result of the above, for the year ended June 30, 2013, we reported a net loss of $479,731, as compared to a net loss of $458,949 for the year ended June 30, 2012.  The increase in our net loss was primarily attributable to decreased operating expenses incurred during the reporting period, which is described above, offset by higher interest expense.

 Basic and Diluted Loss per Share

            As a result of the above, the basic and diluted loss per common share was $0.00 for the year ended June 30, 2013 and $0.00 for the year ended June 30, 2012.

 Liquidity and Capital Resources

            At June 30, 2013, we had cash of $118 (June 30, 2012 - $87) and a working capital deficit of $446,986 (June 30, 2012 $261,895).

 We anticipate spending approximately $10,000 in general and administrative expenses per month for the next twelve months, for a total anticipated general and administrative expenditures $120,000 over the next twelve months. These anticipated expenditures are closely related to the level of activities we have contemplated in our business plan.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, general management and office expenses. General support activities, additional organizational supervision of subsidiaries in the process of acquisition or contemplated to be acquired, and general management costs contribute to the forecast  in general and administrative expenditures.  We currently forecast ongoing exploration activities at $240,000 for the upcoming 12 months exclusive of any projected drilling programs.  We are forecasting subject to capital availability and timing of regulatory approvals required to explore in any area targeted for advancement to status of a development project, a budget of approximately $500,000 to 1 million over the next 18 months.

Our current cash on hand is insufficient to be able to fully implement our business plan as planned.  Based on our current cash position, we are presently unable to engage in any exploration activities as planned.  Accordingly, we must obtain additional financing in order to maintain operations.  We believe that convertible debt financing will partially contribute to funding the company.  We anticipate that additional funding would need to be in the form of equity financing from the sale of additional shares of our common stock.  We anticipate seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program or maintain operations for any period of time.  In the absence of such financing, we will not be able to commence our exploration program and may be forced to cease operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

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

Net cash used in operating activities for the year ended June 30, 2013 was $163,554, as compared to net cash used in operating activities of $442,775 for the year ended June 30, 2012.  Our net loss of $479,731 for the year ended June 30, 2013 was the primary reason for our negative operating cash flow, which was offset by an increase in accounts payable of $98,575.

Net cash used for investing activities for the year ended June 30, 2013 was $1,250, as compared to net cash provided  in investing activities of $349,657 for the year ended June 30, 2012.  Net cash provided from investing activities resulted from the recovery of deposits made in connection with the Kata transaction.

 Net cash provided by financing activities for the year ended June 30, 2013 was $167,500, as compared to net cash provided by financing activities of $-0- for the year ended June 30, 2012.  Net cash provided by financing activities for the year ended June 30, 2013 related to proceeds from issuing convertible notes to a third party.

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

 Going Concern

 We have incurred net losses for the period from inception on March 25, 2005 to June 30, 2012 of $4,793,302 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 9.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

 None.

 ITEM 9A.   Controls and Procedures.

 Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Raymond DeMotte, and our Chief Financial Officer, Mr. Cristian Gomez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures are not effective.  Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010 and our failure to complete the process of remediating these weaknesses by the end of the period covered by this Annual Report.

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

            In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of June 30, 2013, our internal control over financial reporting is not effective based on those criteria.

 Our conclusion is based primarily on our inability to have completed sufficient written policies and procedures relating to our redesigned accounting processes and related controls by the end of the period covered by this Annual Report.

 Changes in Internal Control Over Financial Reporting

 None.

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

            The following information sets forth the names of our current director and executive officers, their ages and their present positions.

Name	Age	Position	Served Since

Raymond DeMotte (1)(2)	57	Chief Executive Officer, President & Director	2010
Cristian Gomez	33	Chief Financial Officer	2012
Rene von Boeck	76	Vice President of Exploration	2011
Francis Xavier Reinhold Delzer (1)(2)	77	Vice President of Operations and Director	2011/2012
Quinn Bastian (1)(2)	66	Director	2011

(1)           Member of Audit Committee
(2)           Member of Compensation Committee

On August 30, 2012, Ms. Beatriz Duque Montoya, a director the Company resigned as a director of the Company.

Raymond DeMotte.  Mr. DeMotte was appointed to serve as our Chief Executive Officer, President and as a member of our board of directors on September 3, 2010.  Mr. DeMotte served as Vice President of Business Development and as a director of Boulder Hill Mines, Inc., a private mineral exploration company based in Idaho, since June 2008 through December 2011.  .  Mr. DeMotte served as President and CEO of Sterling Mining Company from November 1998 to May 2008 and served as a director of Sterling Mining Company from November 2008 to February 2009. Earlier in his career Mr. De Motte worked for Bechtel and Mckesson.  Mr. DeMotte is a director and serves on the audit committee for Silverfield Resources, Inc.  Mr. DeMotte holds a Bachelor of Science in International Business Administration from the American College of Switzerland and a Master of Business Administration in International Management from Golden Gate University in San Francisco, California. Mr. De Motte holds a M.A in Ancient and Classical History from the American Public University of Charlestown, West Virginia.  Mr. DeMotte is a member of the American Historical Association, the American Philological Association, the Society of Mining Engineers (SME).

We believe that Mr. DeMotte’s extensive business expertise, his experience in the mining industry, and his role as President and Chief Executive Officer gives him the qualifications and skills to serve as a Director.

Cristian Gomez.  Mr. Gomez was appointed to serve as our Chief Financial Officer, Secretary, and Treasurer on May 1, 2012. Mr. Gomez earned a Bachelor of Commerce degree in Business Management with a finance major from Ryerson University, Toronto ,Canada in 2007. Mr. Gomez was an account manager at RBC Financial Group from December 2007 to February 2009; Marketing Manager at Banks Schwartz and Levine, Medllin, Colombia, March 2009 to October 2010; and has served as a Financial Consultant at Greenhill Administrative Services based in Colombia, since November 2010.

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

            Francis Xavier Reinhold Delzer.  Mr. von Delzer was appointed to serve as our Vice President of Operations on February 11, 2011, and as Director of the Company on August 29, 2012.  Mr. Delzer has been active in the mining industry since 1962 and from 1962 to 1975 held multiple supervisory positions in the mining industry for companies with operations in Chile, Ecuador, Venezuela, Peru and Brazil. Mr. Delzer is a licensed professional engineer in Kentucky and West Virginia.  From 2001 to 2003, Mr. Delzer served as the Commissioner of the Kentucky Department of Mines and Minerals.  Since 2003, Mr. Delzer has served as a mining consultant to several companies assisting with various tasks including the mining permit application process and mining property inspections to verify tonnage production and recovery.  Companies for which Mr. Delzer has provided mining consulting services to since 2003 include Elm Street Resources (2003 to 2005; February 2008 to October 2008; and August 2010 to present), Sterling Mining, Inc. (April 2006 to December 2006), Bunker Hill Mining (March 2007 to December 2007) and Stagg Resources Consultants (October 2007 to November 2007).

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

Involvement in Certain Legal Proceedings

            Mr. DeMotte served as a director of Sterling Mining Company from November 1998 to February 2009. Subsequent to his departure, In March 2009, Sterling Mining Company filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Idaho.

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

            The Audit Committee is comprised of three Directors.  The Audit Committee held one meeting during the year-ended June 30, 2012, and one in the fiscal year ending June 30, 2013.  The members of our Audit Committee are the Board of Directors.  Our board of directors determined that Mr. Bastian qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission and is considered independent. In August the board agreed the whole board would serve as the Audit Committee.

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

            For the fiscal year ended June 30, 2013, the Audit Committee:

•	reviewed and discussed with management our audited consolidated financial statements for the fiscal year ended June 30, 2012 and June 30, 2013;

•
discussed with our independent registered public accounting firm for fiscal year 2012,  the matters the Audit Committee is required to discuss pursuant to Statement on Auditing Standards No. 61 (Communications with Audit Committees), which includes, among other items, matters related to the conduct of the audit of our consolidated financial statements; and

•
received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with our independent registered public accounting firm any relationships that may impact its independence, and satisfied itself as to the independent registered public accounting firm’s independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the board of directors that our audited consolidated financial statements for the fiscal year ended June 30, 2013 be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2013 for filing with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting

            Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings.  To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended June 30, 2013, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

 ITEM 11.  Executive Compensation.

            The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and the other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended June 30, 2013, 2012 and 2011:

Summary Compensation Table

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Raymond Demotte Chief Executive Officer, President and Director	2013 2012 2011	28,955 68,450 (2) 56,500 (2)	- -	- -	- 540,120 (4)			- -	28,955 68,450 596,620

Christian Gomez Chief Financial Officer (3)	2013 2012	5,950 4,200							5,950 4,200

Camilo Velasquez Former Chief Financial Officer, Secretary, Treasurer and Director	2012 2011	49,000 25,500	- -	- -	- 270,060 (4)			- -	49,000 286,560

Rene von Boeck Vice President of Exploration	2013 2012 2011	0 10,869 48,513	- -	- -	- 108,024 (4)			- -	0 10,869 156,337

Francis Xavier Reinhold Delzer Vice President of Operations and Director	2013 2012 2011	0 7,510 19,103	- -	- -	108,024 (4)			- -	0 7,510 127,127 -
         ___________

(1)
The amounts in the table reflect the grant date fair value of options and stock awards to the named executive officer in accordance with Accounting Standards Codification Topic 718.  The ultimate values of the options and stock awards to the executives generally will depend on the future market price of our common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any that an optionee will realize upon exercise of an option will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.  See the “Outstanding Equity Awards at Fiscal Year-End” table below for information regarding all outstanding awards.

(2)
During fiscal 2011, Mr. DeMotte received a total of $56,500 in cash compensation for his service as our President and CEO, of which $34,000 was paid in consulting fees directly to Mr. DeMotte and $22,500 was paid in consulting fees to Brookville Enterprises, Inc. (“Brookville”), a company under the control of Mr. DeMotte.

(3)	Mr. Gomez was appointed the Chief Financial Officer of the Company on May 1, 2012.

(4)	The Option awards were valued using the Black Scholes method and do not correspond to cash value. All options granted at a strike price of $.59 per share.

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

            There were no stock options granted in fiscal the fiscal years ended June 30, 2013 and 2012.

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

            Pursuant to the terms of the Consulting Agreements, Velasquez was retained to serve as the our Chief Financial Officer and Brookville was retained to have Raymond De Motte serve as the our President and Chief Executive Officer.  As compensation for such services, Velasquez will receive a monthly fee of $6,000 and Brookville will receive an monthly fee of $7,500; provided, however, that each fee may be increased (but not decreased without the consultant's express written consent) at the discretion of the Board or Compensation Committee of the Board, to reflect, among other matters, cost of living increases and performance results.  In addition, Velasquez and Brookville will each be entitled to receive the standard benefits enjoyed by our other top executives, and reimbursement for reasonable travel, professional memberships, lodging, entertainment, promotion and other ordinary and necessary business expenses.  The Consulting Agreements are for an initial term of one year and will be automatically be extended for an additional one-year period on each anniversary of the Effective Time (restoring the initial one-year term), unless terminated pursuant to the terms of the Consulting Agreements.

Due to the limited financial means of the company Mr. De Motte’s cash compensation was under $30,000 for the fiscal year ended June 30, 2013.  In April 2012 Mr. Velasquez resigned as Chief Financial Officer to pursue personal interests, and Mr. Cristian Gomez was appointed to replace Mr. Velasquez. Mr. Gomez has no employment agreement, and bills for his time as CFO at a rate of $1,000 per month.

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

Outstanding Equity Awards

 Fiscal Year-Ended June 30, 2013

 The following table presents information concerning the outstanding equity awards for the Named Executive Officers as of June 30, 2013, each of which was granted to the Named Executive Officers during fiscal 2011:

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

OPTION EXERCISES AND STOCK VESTED

There were no stock options that were exercised by the named executive officers in fiscal 2013. There were no outstanding awards of restricted stock in fiscal 2013.

Compensation of Directors

            Set forth below is a summary of the compensation paid to each person that served as a director that was not an executive officer or employee during the fiscal year ended June 30, 2013.

Directors not serving as executive officers may be paid a monthly director fee of $1,000 and $250 for each committee meeting attended., however to conserve cash no fees have been charged in 2013.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Director Compensation Table

Name	Fees earned or paid in cash ($) (4)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Ray DeMotte (1)	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$28,955	$28,955

Francis Xavier Delzer (2)	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$-0-	$-0-

Quinn Bastian	$-0-	$-0-	$ -0-	$ -0-	$ -0-	$ -0-	$-0-

(1)	Mr. Demotte is the Chief Executive Officer of the Company. All other compensation includes Mr. Demotte’s compensation for his services as an officer as discussed in the Executive Compensation Table above.

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

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 30, 2013, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

	Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner (1)	Shares Owned (2)	Options Exercisable Within 60 Days (3)	Percent of Class
Directors and Executive Officers

Raymond DeMotte	2,000,000	1,000,000	1.09%
Cristian Gomez	0	0	0.00%
Quinn Bastian	125,000	200,000	0.12%
Francis Xavier Reinhold Delzer	125,000	200,000	0.12%
Rene von Boeck	125,000	200,000	0.12%
All current directors and executive officers as a group (five persons)	2,375,000	1,600,000	1.44%

(1)	Unless otherwise provided, the address of each person is c/o 3645 E. Main Street, Suite 119, Richmond, IN 47374.

(2)	Except as otherwise indicated, all shares shown in the table are owned with sole voting and investment power.

(3)	This column represents shares not included in “Shares Owned” that may be acquired by the exercise of options within 60 days of October 1, 2013.

The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act, as required for purposes of this annual report; accordingly, it includes shares of South American Gold Corp. common stock that are issuable upon the exercise of stock options exercisable within 60 days of September 30, 2013. Such information is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on July 1, 2013or in any presently proposed transaction which, in either case, has or will materially affect us.

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

As of June 30, 2013 and 2012, the current officers are owed a total of $72,827 and $39,984,respectively for management fees and expenses which are recorded in accounts payable on the balance sheet.  The balance as of June 30,2013 is comprised of $750 to current  independent director, $25,500 to the Ray Demotte, our CEO, $10,200 to the Christian Gomez, our CFO, $19,236, $6,500 to Francis Xavier Delzer our Vice President of Operations and $11,391 to our Vice President of Geology.  . Officers and directors also have made contributions to capital of $39,000, since inception, in the form of expenses paid on behalf of the Company.

ITEM 14.    Principal Accounting Fees and Services.

 The following table is a summary of the fees billed to us by our independent registered public accounting firm for professional services for the fiscal year ended June 30, 2013 and for professional services for the fiscal year ended June 30, 2012:

	Fiscal 2013 Fees	Fiscal 2012 Fees
Fee Category
Audit Fees	$25,950	$38,525
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$25,950	$38,525

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

 The audit report of our independent registered public accounting firm. on the consolidated financial statements of the Company for the year ended June 30, 2013 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the consolidated financial statements of the Company for the fiscal years ended June 30, 2013 and June 30, 2012 contained an uncertainty about the Company’s ability to continue as a going concern.

            During our fiscal years ended June 30, 2013 and 2012, there were no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to our independent registered public accounting firm’s satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the consolidated financial statements for such periods.

 During our fiscal years ended June 30, 2013 and 2012, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

(a)(1)

Index to Financial Statements	Page (s)

Report of Independent Registered Public Accounting Firm	F - 1 to F - 2

Financial Statements:

Consolidated Balance Sheets - June 30, 2013 and 2012	F -3

Consolidated Statements of Operations for the Years Ended June 30, 2013 and 2012 and from Inception on May 25, 2005 to June 30, 2013	F - 4

Consolidated Statements of Cash Flows for the Years Ended June 30, 2013 and 2012 and from Inception on May 25, 2005 to June 30, 2013	F - 5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) from Inception on May 25, 2005 to June 30, 2013	F - 6

Notes to Consolidated Financial Statements	F - 7 to F - 17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
South American Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of South American Gold Corp. (an Exploration Stage Company) (the Company) as of June 30, 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year ended June 30, 2013, and for the period May 25, 2005 (date of inception) to June 30, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of South American Gold Corp. (an Exploration Stage Company) as of June 30, 2013, and the consolidated results of its operations and cash flows for the year ended June 30, 2013, and for the period May 25, 2005 (date of inception) to June 30, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC
     Sadler, Gibb & Associates, LLC

Salt Lake City, UT
October 14, 2013

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

/s/ Madsen & Associates CPA's, Inc."
    “Madsen & Associates CPA’s, Inc.”

Murray, Utah
October 10, 2012

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
Consolidated Balance Sheets

	June 30,	June 30,
	2013	2012

Assets
Current Assets
Cash and cash equivalents	$118	$87
Prepaid Expenses	-	2,000
Total current assets	118	2,087

Equipment net of depreciation	1,063	-

Total Assets	$1,181	$2,087

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses
(including related party amounts of $72,827 and $39,984, respectively)	$264,557	$263,982
Convertible Notes Payable, net of discount of $52,649 and $-0-, respectively	39,938	-
Derivative Liabilities	142,609	-
Current Liabilities	447,104	263,982

Notes Payable - long term	18,500	-

Total Liabilities	465,604	263,982

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 450,000,000 shares
authorized, 221,123,407 & 79,211,890 issued & outstanding
as of June 30, 2013 & June 30, 2012 respectively	221,123	79,212
Additional paid-in capital	4,110,421	3,972,464
Accumulated other comprehensive loss	(2,665)	-
Deficit accumulated during the exploration stage	(4,793,302)	(4,313,571)

Total Stockholders' Equity (Deficit)	(464,423)	(261,895)

Total liabilities and stockholders' equity (deficit)	$1,181	$2,087

The accompanying notes are an integral part of these consolidated financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

	For the year ended June 30,		For the Period May 25, 2005 (Inception) to
	2013	2012	June 30, 2013

Revenues	$-	$-	$-

Operating Expenses
Exploration Expense	45,503	188,833	735,034
Stock-based Compensation	-	-	1,566,348
Impairment loss on Goodwill	-	4,797	1,285,710
Impairment loss on Mining Lease	29,000	-	29,000
Depreciation	188	1,657	1,845
General & Administrative Expense	204,179	266,485	1,229,460
Total Operating Expense	278,870	461,772	4,847,397

Loss from operations	(278,870)	(461,772)	(4,847,397)

Other Income (Expense)
Gain on derivative liability	28,402	-	28,402
Interest Expense	(229,263)	(3,290)	(232,553)
Interest income	-	6,113	12,713
Total Other Income (Expense)	(200,861)	2,823	(191,438)

Net Loss	(479,731)	(458,949)	(5,038,835)
Net loss attributable to non-controlling interest	-	-	(245,532)

Net loss attributable to South American Gold Corp.	$(479,731)	$(458,949)	$(4,793,303)

Net Loss	$(479,731)	$(458,949)	$(5,038,835)
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,665)	(27,332)	5,674
Foreign currency translation adjustment attributable to non-controlling interest attributable to non-controlling interest	-	-	(8,339)
Total other comprehensive loss	(2,665)	(27,332)	(2,665)

Total Comprehensive loss	$(482,396)	$(486,281)	$(5,041,499)

Net loss per common share outstanding,
basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding of common
stock, basic and diluted	122,604,205	79,211,890

The accompanying notes are an integral part of these consolidated financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
Consolidated Statement of Cash Flows

			For the period
			May 25, 2005
	For the years ended June 30,		(inception) to
	2013	2012	June 30, 2013

Cash Flows Used in Operating Activities:
Net Income (Loss)	$(479,731)	$(458,949)	$(5,038,835)
Adjustments to reconcile net loss to net cash used in operations:			-
Expenses paid by shareholders	-	-	39,000
Stock Based Compensation	-	-	1,566,348
Impairment loss on goodwill	-	4,797	1,285,710
Impairment loss on Mining Lease	29,000	-	29,000
(Gain) Loss on derivative liability	(28,402)	-	(28,402)
Amortization of debt discount and interest expense	214,816	-	214,816
Depreciation	188	1,657	1,845
Changes in operating assets and liabilities:
Prepaid Expenses	2,000	(2,000)	-
Accounts Payable and accrued expenses	98,575	11,720	488,153

Net Cash Provided by (Used In) Operating Activities	(163,554)	(442,775)	(1,442,366)

Net Cash Used In Investing Activities
Acquisition of Equipment	(1,250)	-	(2,907)
Proceeds from Business Acquisition	-	349,657	(200,343)

Net Cash Provided by (Used In) Investing Activities	(1,250)	349,657	(203,250)

Cash Flows From Financing Activities:
Proceeds from convertible note payable	167,500	-	167,500
Proceeds from issuance of common stock	-	-	1,506,450

Net Cash Provided by (Used In) Financing Activities	167,500	-	1,673,950

Effect of Foreign Currency on Cash	(2,665)	(27,333)	(28,217)

Net Increase (Decrease) in Cash	2,696	(120,450)	118

Cash at Beginning of Period	87	120,537	-

Cash at End of Period	$118	$87	$118

Supplemental disclosure of cash flow information:

Expenses paid by shareholders	$-	$-	$39,000
Shares issued for debt	$78,000	$-	$203,594
Shares issued for Property Acquisition	$29,000	$-	$29,000
Shares issued to settle accounts payable	$79,500	$-	$79,500
Derivative liability extinguished due to debt conversions	$93,369	$-	$93,369

The accompanying notes are an integral part of these consolidated financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the period May 25, 2005 (Inception) to June 30, 2013

					Accumulated
					Other		Total
	Common Stock		Additional		Comprehensive	Non-	Stockholders'
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Loss (Income)	controlling Interest	Equity (Deficit)

Balance May 25, 2005	-	$-	$-	$-	-	$-	$-

Net loss for the period ended June 30, 2005	-	-	-	(500)	-	-	(500)

Issuance of common shares for cash - January, 2006	168,000,000	168,000	(164,000)	-	-	-	4,000

Issuance of common shares for cash – January, 2006	44,100,000	44,100	8,350	-	-	-	52,450

Net loss for the period ended June 30, 2006	-	-	-	(51,140)	-	-	(51,140)

Balance, June 30, 2006	212,100,000	212,100	(155,650)	(51,640)	-	-	4,810

Net loss for the year ended June 30, 2007	-	-	-	(80,629)	-	-	(80,629)

Balance, June 30, 2007	212,100,000	212,100	(155,650)	(132,269)	-	-	(75,819)

Capital contributions – expenses	-	-	7,800	-	-	-	7,800

Net loss for the year ended June 30, 2008	-	-	-	(44,486)	-	-	(44,486)

Balance, June 30, 2008	212,100,000	212,100	(147,850)	(176,755)	-	-	(112,505)

Capital contributions – expenses	-	-	15,600	-	-	-	15,600

Net loss for the year ended June 30, 2009	-	-	-	(27,387)	-	-	(27,387)

Balance, June 30, 2009	212,100,000	212,100	(132,250)	(204,142)	-	-	(124,292)

Issuance of common shares for debt – August 25, 2009	2,511,890	2,512	123,083	-	-	-	125,595

Capital contributions – expenses	-	-	15,600	-	-	-	15,600

Net loss for the year ended June 30, 2009	-	-	-	(24,524)	-	-	(24,524)

Balance, June 30, 2010	214,611,890	214,612	6,433	(228,666)	-	-	(7,621)

Share cancellation	(141,200,000)	(141,200)	141,200	-	-	-	-

Issuance of common shares	5,800,000	5,800	603,200	-	-	-	609,000

Issuance of warrants with common shares for cash			841,000	-	-	-	841,000

Stock Based Compensation	-	-	1,566,348	-	-	-	1,566,348

Business Acquisition	-	-	-	-	-	1,237,500	1,237,500

Foreign currency translation adjustment	-	-	-		27,332		27,332

Net loss for the year ended June 30, 2011	-	-	-	(3,625,956)	-	(245,532)	(3,871,488)

Balance, June 30, 2011	79,211,890	79,212	3,158,181	(3,854,622)	27,332	991,968	402,071

Net operating loss for the period ended September 30, 2011	-	-	-	-	-	-	-

Acquisition of remaining noncontrolling interest in Kata	-	-	814,283	-	-	(991,968)	(177,685)

Foreign currency translation adjustment	-	-	-	-	(27,332)	-	(27,332)

Net loss for the year ended June 30, 2012	-	-	-	(458,949)	-	-	(458,949)

Balance, June 30, 2012	79,211,890	79,212	3,972,464	(4,313,571)	-	-	(261,895)

Stock issued for mining lease	10,000,000	10,000	19,000				29,000
							-
Issuance of common shares upon conversion of convertible notes	105,411,527	105,412	(27,412)	-	-	-	78,000
							-
Extinguishment of derivative liabilities due to conversion	-	-	93,369	-	-	-	93,369
							-
Issuance of common shares to settle liabilities	26,500,000	26,500	53,000	-	-	-	79,500
							-
Foreign currency translation adjustment	-	-	-	-	(2,665)	-	(2,665)
							-
Net loss for the period ended June 30, 2013	-	-	-	(479,731)		-	(479,731)

Balance, June 30, 2013	221,123,417	$221,123	$4,110,421	$(4,793,302)	$(2,665)	$-	$(464,423)

The accompanying notes are an integral part of these consolidated financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

1. ORGANIZATION

The Company, South American Gold Corp. (“SAGD”), was incorporated under the laws of the State of Nevada on May 25, 2005 with the authorized capital stock of 75,000,000 shares at $0.001 par value. In January 2008, a majority of the shareholders agreed to an increase in the authorized capital stock to 450,000,000 shares at $0.001 par value.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260 “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2013 and 2012, there were 140,151,515 and 0 potential common shares outstanding. The stock options are anti-dilutive having a stock price of $.59, and the  convertible debt is at varying prices (see Note 6).

Property and Equipment

Property and equipment is stated at the historical cost. Maintenance and repairs of property and equipment are charged to operations as incurred.  Depreciation is computed using the straight-line method over estimated useful lives of 3-5 years.

Evaluation of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets. On March 31, 2013, the Company recorded a $29,000 impairment loss related to its Baltimore Silver Mine Project.

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

Stock-based compensation

The Company follows the provisions of ASC 718, whereby stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).

Fair value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

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

Lucky Boy Silver Project

In December 2011 the company staked five unpatented mining claims in Hawthorne, Nevada covering approximately one hundred acres. The Company forfeited these claims in the first fiscal quarter of 2013.

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

The acquisition price of this option was 10,000,000 shares of SAGD restricted stock, based on the contractually stated value of $29,000, using the closing market price of the Company’s common stock on August 17, 2012, plus an additional $25,000 payable in the form of cash or restricted common stock, at SAGD’s option, valued at the ten day average bid price for the company’s common stock. This additional $25,000 was payable during the period January 1, 2013 to July 1, 2013, and has not been paid. As of September 30, 2012, the Company identified there were indicators of impairment. As such, it conducted a cash flow assessment on this mining lease, and based on that assessment, the Company recorded an impairment loss of $29,000 in its statement of operations.

New Light Mine Project

On January 16, 2013 the Company signed a mining lease agreement for two unpatented mining claims in Whatcom County, Washington. The lease is for fifteen years and is subject to a net smelter return of two percent and annual advance royalty payments of $500 in the first year and $750 thereafter. The advance royalty payment of $500 was paid in May 2013.

In addition, the Company is to perform a minimum of $500 in assessment work for the benefit of the property for the assessment year ended September 1, 2013 (which has been done), and a cumulative minimum of $500 for every assessment year thereafter in which the Company continues this lease beyond July 1 of the assessment year.

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

In the event that Kata failed to close the transaction by February 25, 2012 and to have the Mining Concessions registered in the National Mining Registry of Colombia in favor of Kata, the Agreement provided that the Seller would be obligated to deliver to the Company one-hundred percent (100%) of the outstanding capital stock of Kata without any additional consideration being paid. In such event, the Company will not have acquired any direct or indirect interest in the Mining Concessions and not be entitled to recover any of its exploration expenditures or other expenses incurred in connection with acquiring the 25% Stake, other than its entitlement, indirectly through its subsidiary, to the return of the $500,000 paid to Seller on closing of the Agreement. Pursuant to the terms of the Amendment, the Company paid the Seller an additional $50,000 on the Effective Date, in addition to the $500,000 paid in cash at the closing of the Agreement, for the acquisition of the 25% Stake.

The Company follows ASC 810-10 and fully consolidates the assets, liabilities, revenues and expenses of Kata Enterprises, Inc. As a condition of the stock purchase agreement, members of the board of directors of each of the acquired companies was required to tender their resignation with the Company subsequently appointing the new members of the board of directors. This effectively provided the Company management control of Kata Enterprises, Inc. as of February 25, 2011, resulting in a consolidation of the financial statements of Kata Enterprises, Inc.

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

Also on November 19, 2011, the Company acquired the remaining 75% ownership of Kata Enterprises Inc. through payment of $10,000. The purchase price of $10,000 was allocated as follows:

Noncontrolling interest - $603,082; Net assets of Kata Enterprises Inc. (75%) - $221,201; Credit to Additional Paid-in Capital - $814,283.

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

6. CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Convertible Note Payable

Convertible Note #1

On August 8, 2012, the Company entered into a securities purchase agreement and convertible note agreement, for $47,500 in cash. The note has a maturity date of May 10, 2013, and carries an interest rate of 8%, per annum. Principal and interest is due on May 10, 2013 and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 55% of the lowest three trading prices for the common stock of the Company during the ten trading day period ending on the latest complete trading day prior to the conversion date. Accrued interest on this note, as of June 30, 2013 was -0-.

Pursuant to the conversion option, in March 2013, the third party converted $15,100 of  related debt to 17,527,337 shares of common stock. Pursuant to the conversion option, in April 2013, the third party converted $32,400 of related debt (plus $1,920 of accrued interest) to 47,614,130 shares of common stock, fully extinguishing this note.

Convertible Note #2

On October 16, 2012, the Company entered into a securities purchase agreement and convertible note agreement, for $27,500 in cash. The note has a maturity date of July 18, 2013, and carries an interest rate of 8%, per annum. Principal and interest is due on July 18, 2013 and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 55% of the lowest three trading prices for the common stock of the Company during the ten trading day period ending on the latest complete trading day prior to the conversion date. Accrued interest on this note, as of June 20, 2013 was -0-.

Pursuant to the conversion option, in the months of April and May 2013, the third party converted $27,500 of related debt (plus $1,100 of accrued interest) to 40,270,060 shares of common stock, fully extinguishing this note.

Convertible Note #3

On December 18, 2012, the Company entered into a securities purchase agreement and convertible note agreement, for $32,500 in cash. The note has a maturity date of September 20, 2013, and carries an interest rate of 8%, per annum. Principal and interest is due on September 20, 2013, and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 55% of the lowest three trading prices for the common stock of the Company during the thirty trading day period ending on the latest complete trading day prior to the conversion date. Accrued interest on this note, as of June 30, 2013, was $1,382.

Convertible Note #4

On March 28, 2013, the Company entered into a securities purchase agreement and convertible note agreement, for $32,500 in cash. The note has a maturity date of September 20, 2013, and carries an interest rate of 8%, per annum. Principal and interest is due on January 2, 2014, and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 55% of the lowest three trading prices for the common stock of the Company during the thirty trading day period ending on the latest complete trading day prior to the conversion date. Accrued interest on this note, as of June 30, 2013, was $669.

Convertible Note #5

On April 30, 2013, the Company entered into a securities purchase agreement and convertible note agreement, for $27,500 in cash. The note has a maturity date of  February 3, 2014, and carries an interest rate of 8%, per annum. Principal and interest is due on January 30, 2014, and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 55% of the lowest three trading prices for the common stock of the Company during the thirty trading day period ending on the latest complete trading day prior to the conversion date. Accrued interest on this note, as of June 30, 2013, was $368.

Derivative Liabilities

Convertible Note #1

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.04% to 0.17%; Dividend rate of 0%; and, historical volatility rates ranging from 169.42% to 513.75%. Based on this calculation, the Company recorded an initial derivative liability of $59,875 and interest expense of $12,375. This derivative is  remeasured at each reporting period, with the change in fair value being recorded to the statement of operations. The calculated fair values of the derivative liability at September 30, 2012, December 31, 2012, and March 31, 2013 were $80,197, $59,491, and $40,797, respectively, and $0 at April 24, 2013, when the final note balance was converted to equity. From its initial valuation on August 8, 2012 to June 30, 2013, the Company has recorded a net loss on derivative liability of $9,253, in the statement of operations.

Based on the above calculations, the Company also recorded a discount on debt of $47,500. This discount has been fully amortized due to the note being converted to debt. Total amortization expense for the year ended June 30, 2013 was $47,500, which includes discount amortization of $6,223 related to the conversion of $47,500 to equity.

Convertible Note #2

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.17%; Dividend rate of 0%; and, historical volatility rates ranging from 200.50% to 386.96%. Based on this calculation, the Company recorded a derivative liability of $43,646 and interest expense of $16,146. This derivative is remeasured at each reporting period, with the change in fair value being recorded to the statement of operations. The calculated fair value of the derivative liability at December 31, 2012 and March 31, 2013, was $42,019 and $37,415, respectively, and $0 at May 13, 2013, when the final note balance outstanding was converted to equity. From its initial valuation on October 16, 2012 to June 30, 2013, the Company has recorded a net gain on derivative liability of $21,607, in the statement of operations.

Based on the above calculations, the Company also recorded a discount on debt of $27,500. This discount has been fully amortized due to the note being converted to debt. Total amortization expense for the year ended June 30, 2013 was $27,500, which includes discount amortization of $7,371 related to the conversion of $27,500 to equity.

Convertible Note #3

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 200.50% to 346.31%. Based on this calculation, the Company recorded a derivative liability of $52,817 and interest expense of $20,317. This derivative is remeasured at each reporting period, with the change in fair value being recorded to the statement of operations. The calculated fair values of the derivative liability at December 31, 2012 and March 31, 2013 were $52,817 and $47,848, respectively, and $44,109 at June 30, 2013. From its initial valuation on December 18, 2012 to June 30, 2013, the Company has recorded a net gain on derivative liability of $8,708, in the statement of operations.

Based on the above calculations, the Company also recorded a discount on debt of 32,500. This discount will be amortized to interest expense over the 9 month term of the convertible note. Total amortization for the year ended June 30, 2013 was $12,173.

Convertible Note #4

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.09% to 0.13%; Dividend rate of 0%; and, historical volatility rates ranging from 254.10% to 260.56%. Based on this calculation, the Company recorded a derivative liability of $57,988 and interest expense of $25,488. This derivative is remeasured at each reporting period, with the change in fair value being recorded to the statement of operations. The calculated fair value of the derivative liability at March 31, 2013 was $57,474 and $52,932 at June 30, 2013. From its initial valuation on March 28, 2013 to June 30, 2013, the Company has recorded a net gain on derivative liability of $5,056 in the statement of operations.

Based on the above calculations, the Company also recorded a discount on debt of $32,500. This discount will be amortized to interest expense over the 9 month term of the convertible note. Total amortization for the year ended June 30, 2013 was $10,911.

Convertible Note #5

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.10% to 0.13%; Dividend rate of 0%; and, historical volatility rates ranging from 251.38% to 285.31%. Based on this calculation, the Company recorded a derivative liability of $55,053 and interest expense of $27,553. This derivative is remeasured at each reporting period, with the change in fair value being recorded to the statement of operations. The calculated fair value of the derivative liability at June 30, 2013 was $45,568. The related gain on the derivative liability of $9,485 was recorded in the statement of operations for the year ended June 30,2013.

Based on the above calculations, the Company also recorded a discount on debt of $27,500. This discount will be amortized to interest expense over the 9 month term of the convertible note. Total amortization for the year ended June 30, 2013 was $6,013.

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

8. RELATED PARTY TRANSACTIONS

As of June 30, 2013 and 2012, the current officers are owed a total of $72,827 and $39,984, respectively for management fees and expenses which are recorded in accounts payable on the balance sheet. Officers-directors also have made contributions to capital of $39,000, since inception, in the form of expenses paid for the Company.

9. INCOME TAXES

The Company has paid no federal or state income taxes. The significant components of the Company's deferred tax assets and liabilities at June 30, 2013 and 2012, were as follows:

	2013	2012
Cumulative net operating losses	(4,824,018)	(4,559,103)
Deferred income tax assets:
Net operating loss carryforward	1,640,166	1,550,095
Debt discount amortization and interest expense	73,037	-
Change in derivative liability	(9,657)	-
Total deferred income tax assets	1,703,547	1,550,095
Valuation allowance	(1,703,547)	(1,550,095)
Net deferred income tax asset	$-	$-

The Company has sustained net operating losses in both periods presented in the accompanying consolidated statements of operations.  No deferred tax asset or income tax benefits are reflected in the financial statements for net deductible temporary differences or net operating loss carryforwards, because the likelihood of realization of the related tax benefits cannot be established.  Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero, and consequently there is no income tax provision or benefit presented for the years ended June 30, 2013 and 2012.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of June 30, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years that remain subject to examination by major taxing jurisdictions are for the years ended June 30, 2013, 2012, 2011, 2010, 2009, 2008, 2007, 2006, and 2005.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the years ended June 30, 2013 and 2012:

	2013	2012
Benefit at statuatory rate (34%)	$(163,109)	$(156,043)
Non-deductible expenses	63,380	-
Change in valuation allowance	99,729	156,043
Net benefit from income taxes	$-	$-

10. STOCKHOLDERS’ EQUITY (DEFICIT)

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

During March 2013, the Company issued 17,527,337 shares of common stock upon conversion of  $15,100 in notes payable.

During the period April 1, 2013 through June30, 2013 the Company issued 87,884,190 shares of common stock upon conversion of $62,900 in notes payable.

Stock Options

During the year ended 30 June 2011, the Company granted 2,900,000 stock options to employees and directors of the Company, entitling the holders to purchase common shares of the Company for proceeds of $0.59 per common share expiring March 21, 2021, of which 1,200,000 were granted to employees and 1,700,000 were granted to non-employees of the Company. The fair value of the portion of the options which vested in the year ended June 30, 2011, estimated using Black-Scholes model, was $1,566,378. This amount has been expensed as stock-based compensation.

The following incentive stock options were outstanding at June 30, 2013:

	Exercise Price	Number of options	Remaining contractual life (years)

Options	$0.59	2,900,000	7.6

		2,900,000

The following is a summary of stock option activities during the twelve months ended June 30, 2013:

	Number of options	Weighted average exercise price

Outstanding and exercisable at June 30, 2012	2,900,000	0.59

Granted	-	-
Exercised	-	-
Cancelled	-	0.59

Outstanding and exercisable at June 30, 2013	2,900,000	0.59

The aggregate intrinsic value of all warrants and stock options outstanding and exercisable at June 30, 2013 was $-0-.

11. FAIR VALUE MEASUREMENTS

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of June 30, 2013 consisted of the following:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)

Derivative liability	$(142,609)	$—	$(142,609)	$—

12. GOING CONCERN

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

13. SUBSEQUENT EVENTS

During July 2013 common shares of 67,938,632 were issued upon conversion of $32,500 in convertible debt, plus $1,100 in accrued interest.

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

GLOSSARY

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of October, 2013.

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

Signature and Title	Date

/s/ raymond DeMotte	October 15, 2013
Raymond Demotte, Chief Executive Officer, President (Principal Executive Officer) and Director

/s/ CRISTIAN GOMEZ	October 15, 2013
Cristian Gomez, Chief Financial Officer, Secretary, Treasurer (Principal Financial Officer and Principal Accounting Officer) and Director

/s/ Francis Xavier Reinhold Delzer	October 15, 2013
Francis Xavier Reinhold Delzer, Vice President of Operations, Director

/s/ Quinn Bastian	October 15, 2013
Quinn Bastian, Director