Form 10-Q
period 2013-09-30
SOUTH AMERICAN GOLD CORP.
filed 2013-11-19
CIK 1351765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Shares as of September 30, 2013

Common Stock, $0.001 par value	289,062,039

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Balance Sheet as of September 30, 20123 and Audited as of June 30, 2013

F-2	Unaudited Statements of Operations for the three months ended September 30, 2013 and 2012 and from inception on May 25, 2005 to September 30, 2013.

F-3	Unaudited Statements of Cash Flows for the three months ended September 30, 2013 and 2012 and from inception on May 25, 2005 to September 30, 2013.

F-4	Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2013	2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$53	$118
Other Receivable	1,000	-
Total current assets	1,053	118

Equipment net of depreciation	1,000	1,063
Investments	10,500	-

Total Assets	$12,553	$1,181

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses
(including related party amounts of $87,862 and $72,827)	$306,686	$264,557
Convertible Notes Payable, net of discount of $23,329	36,758	39,938
Notes payable	9,500
Derivative Liability	97,261	142,609
Current Liabilities	450,205	447,104

Notes Payable	18,500	18,500

Total Liabilities	468,705	465,604

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 450,000,000 shares
authorized, 289,062,039 & 221,123,407 issued & outstanding
as of September 30, 2013 & June 30, 2013, respectively	289,062	221,123
Additional paid-in capital	4,126,627	4,110,421
Accumulated other comprehensive income	355	(2,665)
Deficit accumulated during the exploration stage	(4,872,196)	(4,793,302)

Total Stockholders' Equity (Deficit)	(456,152)	(464,423)

Total liabilities and stockholders' equity (deficit)	$12,553	$1,181

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the three months ended September 30,		For the Period May 25, 2005 (Inception) to
	2013	2012	September 30, 2013

Revenues	$-	$-	$-

Operating Expenses
Exploration Expense	6,000	15,272	741,034
Stock Based Compensation	-	-	1,566,348
Impairment loss on Goodwill	-	-	1,285,710
Impairment loss on Mining Lease	-	29,000	29,000
Depreciation	63	-	1,908
General & Administrative Expense	44,088	38,355	1,273,548
Total Operating Expense	50,151	82,627	4,897,548

Income (loss) from operations	(50,151)	(82,627)	(4,897,548)

Other Income (Expense)
Gain (Loss) on derivative liability	(5,054)	(20,323)	23,348
Gain on sale of mining lease	8,500	-	8,500
Interest Expense	(32,189)	(22,082)	(264,742)
Interest income	-	-	12,713
Total Other Income	(28,743)	(42,405)	(220,181)

Net Loss	(78,894)	(125,032)	(5,117,729)

Net loss attributable to non-controlling interest	-	-	(245,532)

Net loss attributable to South American Gold Corp.	$(78,894)	$(125,032)	$(4,872,197)

Net Loss	$(78,894)	$(125,032)	$(5,117,729)

Other comprehensive income (loss)
Unrealized gain on Investments	3,000	-	3,000
Foreign currency translation adjustment	20	(22)	5,694
Foreign currency translation adjustment attributable to non-controlling interest attributable to non-controlling interest	-	-	(8,339)
Total other comprehensive income (loss)	3,020	(22)	355

Comprehensive income (loss)	$(75,874)	$(125,054)	$(5,117,374)

Net loss per common share outstanding,
basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding of common
stock, basic and diluted	282,687,758	82,146,673

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
Condensed Consolidated Statement of Cash Flows

			For the period
	For the three months ended		May 25, 2005
	September 30,		(inception) to
	2013	2012	September 30, 2013

Cash Flows Used in Operating Activities:
Net Loss	$(78,894)	$(125,032)	$(5,117,729)
Adjustments to reconcile net loss to net cash used in operations			-
Expenses paid by shareholders	-	-	39,000
Stock Based Compensation	-	-	1,566,348
Impairment loss on goodwill	-	-	1,285,710
Impairment loss on Mining Lease	-	29,000	29,000
(Gain) Loss on derivative liability	5,054	20,323	(23,348)
Gain on sale of mining lease	(8,500)	-	(8,500)
Amortization of debt discount and interest expense	29,320	21,530	244,136
Depreciation	63	-	1,908
Changes in operating assets and liabilities
Prepaid Expenses	-	(5,487)	-
Accounts Payable and accrued expenses	43,372	13,384	531,525

Net Cash Used In Operating Activities	(9,585)	(46,282)	(1,451,950)

Net Cash Used In Investing Activities
Acquisition of Equipment	-	(1,250)	(2,907)
Proceeds from Business Acquisition	-	-	(200,343)

Net Cash Used In Investing Activities	-	(1,250)	(203,250)

Cash Flows From Financing Activities:
Proceeds from convertible note payable	-	47,500	167,500
Proceeds from loans	9,500	-	9,500
Proceeds from issuance of common stock	-	-	1,506,450

Net Cash Provided by Financing Activities	9,500	47,500	1,683,450

Effect of Foreign Currency on Cash	20	(22)	(28,197)

Net Increase (Decrease) in Cash	(65)	(54)	53

Cash at Beginning of Period	118	87	-

Cash at End of Period	$53	$33	$53

Supplemental disclosure of cash flow information:

Expenses paid by shareholders	$-	$-	$39,000
Shares issued for debt	$33,800	$-	$237,394
Shares issued for Property Acquisition	$-	$29,000	$29,000
Shares issued for accounts payable	$-	$-	$79,500
Derivative liability extinguished due to debt conversions	$50,344	$59,875	$143,713

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH AMERICAN GOLD CORP. AND SUBSIDIARIES
(Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim financial statements for the three months ended September 30, 2013 and 2012 are unaudited. These financial statements were prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of June 30, 2013 was derived from audited financial statements. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending June 30, 2014.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2013 and 2012, there were 172,908,676 and 22,727,273 potential common shares outstanding, respectively. The stock options are anti-dilutive having an exercise price of $.59, and the convertible debt is at varying prices.

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

Fair Value Measurements

Topic 820 in the Accounting Standards Codification (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

•	Level 1 inputs — Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
•
Level 2 inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

•
Level 3 inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Investments

Investments on the balance sheet are classified as available-for-sale as they have readily determinable fair values and are not considered trading or held-to-maturity securities. Available-for-sale investments are reported at fair value with the unrealized holding gain or loss reported in other comprehensive income.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Stock-based compensation

The Company follows the provisions of ASC 718, whereby stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite services period (generally the vesting period of the equity grant).

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

Lucky Boy Silver Project

In December 2011 the company staked five unpatented mining claims in Hawthorne, Nevada covering approximately one hundred acres. The company abandoned this property in the three month period ending September 30,2013.

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

4. INVESTMENTS

On September 19, 2013 the Company assigned the New Light Mine Project lease to Kalahari Greentech, Inc. (“Kalahari”) in exchange for $1,000 in cash (not received as of the date of these financial statements) and 5,000,000 shares of restricted common stock of Kalahari. Additionally, on October 14, 2013, the Company signed a Letter of Intent with Kalahari to acquire a 40% interest in the lease by spending or incurring $200,000 in exploration expenditures, including associated overhead, within 24 months of the signing of a definitive agreement.

The shares of Kalahari were valued using the closing price of its common stock on September 19, 2013 ($0.0015). As the Company had a zero cost basis in the lease, a gain of $8,500 was recorded in the statement of operations. Also, as these shares are considered available-for-sale securities, the Company remeasured these shares at September 30, 2013, and recorded an unrealized gain of $3,000 in other comprehensive income.

5. CONVERTIBLE NOTE PAYABLE AND DERIVATIVE LIABILITY

Convertible Note Payable

Convertible Note #3

On December 18, 2012, the Company entered into a securities purchase agreement and convertible note agreement, for $32,500 in cash. The note has a maturity date of September 20, 2013, and carries an interest rate of 8%, per annum. Principal and interest is due on September 20, 2013, and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 45% of the lowest three trading prices for the common stock of the Company during the thirty trading day period ending on the latest complete trading day prior to the conversion date.

Pursuant to the conversion option, in the month of July 2013, the third party converted $32,500 of related debt ( plus $1,300 of accrued interest) to 67,938,632 shares of common stock, fully extinguishing this note

Convertible Note #4

On March 28, 2013, the Company entered into a securities purchase agreement and convertible note agreement, for $32,500 in cash. The note has a maturity date of January 2, 2014, and carries an interest rate of 8%, per annum. Principal and interest is due on January 2, 2014, and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 45% of the lowest three trading prices for the common stock of the Company during the thirty trading day period ending on the latest complete trading day prior to the conversion date. Accrued interest on this note, as of September 30, 2013, was $1,324.

Convertible Note #5

On April 30, 2013, the Company entered into a securities purchase agreement and convertible note agreement, for $27,500 in cash. The note has a maturity date of February 3, 2014, and carries an interest rate of 8%, per annum. Principal and interest is due on January 30, 2014, and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 45% of the lowest three trading prices for the common stock of the Company during the thirty trading day period ending on the latest complete trading day prior to the conversion date. Accrued interest on this note, as of September 30, 2013, was $923.

Derivative Liabilities

Convertible Note #3

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.02% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 145.97% to 346.31%. Based on this calculation, the Company recorded a derivative liability of $52,817 and interest expense of $20,317. This derivative is remeasured at each reporting period, with the change in fair value being recorded to the statement of operations. The calculated fair values of the derivative liability at December 31, 2012, March 31, 2013, and June 30, 2013 were $52,817, $47,848, and $44,109, respectively, and $0 at July 18, 2013, when the final note balance was converted to equity. From its initial valuation on December 18, 2012 to July 18, 2013, the Company has recorded a net gain on derivative liability of $2,472, in the statement of operations.

Based on the above calculations, the Company also recorded a discount on debt of $32,500. This discount has been fully amortized due to the note being converted to equity. Total amortization expense for the three months ended September 30, 2013 was $9,573, which includes discount amortization of $8,545 related to the conversion of $32,500 to equity.

Convertible Note #4

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.02% to 0.13%; Dividend rate of 0%; and, historical volatility rates ranging from 134.59% to 260.56%. Based on this calculation, the Company recorded a derivative liability of $57,988 and interest expense of $25,488. This derivative is remeasured at each reporting period, with the change in fair value being recorded to the statement of operations. The calculated fair value of the derivative liability at March 31, 2013 and June 30, 2013 was $57,474 and $52,932 respectively, and $52,200 at September 30, 2013. From its initial valuation on March 28, 2013 to September 30, 2013, the Company has recorded a related net gain on derivative liability of $5,788 in the statement of operations.

Based on the above calculations, the Company also recorded a discount on debt of $32,500. This discount will be amortized to interest expense over the 9 month term of the convertible note. Total amortization for the three months ended September 30, 2013 was $10,911.Total amortization expense for the three month period ended September 30, 2013 was $10,679.

Convertible Note #5

The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.13%; Dividend rate of 0%; and, historical volatility rates ranging from 251.38% to 285.31%. Based on this calculation, the Company recorded a derivative liability of $55,053 and interest expense of $27,553. This derivative is remeasured at each reporting period, with the change in fair value being recorded to the statement of operations. The calculated fair value of the derivative liability at June 30, 2013 and September 30, 2013 was $45,568 and $45,060, respectively. From its initial valuation on April 30, 2013 to September 30, 2013, the Company has recorded a related net gain on derivative liability of $9,993 in the statement of operations.

Based on the above calculations, the Company also recorded a discount on debt of $27,500. This discount will be amortized to interest expense over the 9 month term of the convertible note. Total amortization expense for the three months ended September 30, 2013 was $9,068.

6. Notes Payable

The Company has issued long term notes payable in settlement of account payable. Each note has a duration of twenty four months and bears simple interest of five per cent per annum, payable quarterly beginning June 30, 2013

The Company has issued a short term note for funds borrowed with a duration of ninety days that carries a simple interest of five per cent per annum, payable upon maturity.

Issue Date	Maturity

September 30,2013	12/29/2103	$9,500
March 28, 2013	3/28/15	11,500
March 31, 2013	3/31/15	7,000

Sub Total		28,000
Less : Short term notes payable		(9,500)
Long term notes payable		18,500

7. RELATED PARTY TRANSACTIONS

As of September 30, 2013 and 2012, the current officers were owed $87,862 and $72,827 for management fees and expenses, which are recorded in accounts payable on the balance sheet. Officers-directors also have made contributions to capital of $39,000, since inception, in the form of expenses paid for the Company.

8. STOCKHOLDERS’ DEFICIT

Issuance of Stock

On August 17, 2012, the Company issued 10,000,000 shares of SAGD restricted common stock, valued at $29,000, based on the market value of the stock on the date of issuance, for the acquisition of a lease option on mineral properties.

In January 2013, the Company issued 26,500,000 shares of common stock in settlement of $79,500 in accounts payable, based on the market value at the date of issuance.

During March 2013, the Company issued 17,527,337 shares of common stock upon conversion of $15,100 in notes payable.

During the period April 1, 2013 through June 30, 2013, the Company issued 87,884,190 shares of common stock upon conversion of $62,900 in notes payable (including $3,000 in accrued interest).

During the three month period ended September 30, 2013, the Company issued 67,938,632 shares of common stock upon conversion of $33,800 in notes payable (including $1,300 in accrued interest).

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

The following incentive stock options were outstanding at September 30, 2013:

	Exercise Price	Number of options	Remaining contractual life (years)

Options	$0.59	2,900,000	7.3

		2,900,000

The following is a summary of stock option activities during the three months ended September 30, 2013:

	Number of options	Weighted average exercise price

Outstanding and exercisable at June 30, 2013	2,900,000	0.59

Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding and exercisable at September 30, 2013	2,900,000	0.59

The aggregate intrinsic value of all warrants and stock options outstanding and exercisable at September 30, 2013 was $0.

9.  FAIR VALUE MEASUREMENTS

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of September 30, 2013 consisted of the following:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)

Derivative liability	$(97,261)	$—	$(97,261)	$—

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

11. SUBSEQUENT EVENTS

On October 9, 2013, the Company entered into a securities purchase agreement and convertible note agreement for $7,500 in cash. The note has a maturity date of July 18 2014, and carries an interest rate of 8%, per annum. Principal and interest is due on July 18,2014 and any amount of principal or interest not paid by this date, will accrue interest at 22% per annum. This note, plus accrued interest, is convertible 180 days from the date of the Note, at a variable conversion price of 45% of the lowest three trading prices for the common stock of the Company during the thirty trading day period ending on the latest complete trading day prior to the conversion date.

For the period October 1 through November 14, 2013 common shares of 142,466,666 were issued upon conversion of $31,100 in convertible debt.

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our contemplated acquisition and exploration and development projects;

●	risk that Federal and State permissions required for exploration on our properties are not available, or conflicting property interests preclude exploration and production on unpatented mining claims:

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●	Risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results f initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration or development activities or the completion of feasibility studies;
●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments;

●	political and regulatory risks associated with mining development and exploration; and other risks and uncertainties related to our prospects, properties and business strategy;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our contemplated acquisition and exploration and development projects;

●	risk that Federal and State permissions required for exploration on our properties are not available, or conflicting property interests preclude exploration and production on unpatented mining claims;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations ;

●	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

●	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

●	the potential for delays in exploration or development activities or the completion of feasibility studies;

●	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to environmental regulation and liability;

●	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;

●	risks related to tax assessments; and

●	political and regulatory risks associated with mining development and exploration; and other risks and uncertainties related to our prospects, properties and business strategy.

The forgoing list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Company” mean South American Gold Corp., unless otherwise indicated.

Overview

The Company’s current focus is on the acquisition, exploration, and potential development of mining properties in in the United States, though we are also seeking mineral property interests in Colombia, Mexico, and southeastern Europe. Though no such interests for acquisition have been identified at this time.  Our common stock is currently quoted over-the-counter (the “OTC QB”) under the trading symbol “SAGD”.

As a part of our business plan, we intend to seek out and acquire interests in other mineral exploration properties which, in the opinion of our management, offer attractive mineral exploration opportunities.  During the fiscal years ending June 30, 2013 and a 2102 acquired mineral property interests in Arizona, Nevada and Montana; we have also begun due diligence activities with the objective of additional properties in the United States and Southeastern Europe.  In the fiscal year ending June 30, 2013, we continued exploration of properties including sampling, geologic mapping and beginning to review bonding requirements for forecast exploration activities. We actively reviewed several projects presented to us.  We also signed a Memorandum of Understanding in regards to a Montana property interest which as of the end of the quarter ended September 30, 2013 had not been finalized.

We are an exploration stage mining company and while our objective is to develop profitable mining operations, currently we produce no cash flow from operations. Junior exploration stage mining companies generally seek to acquire mineral properties and mineral property interests, to explore, develop or joint-venture. Value is added through exploration and discovery of the potential for commercial mineralization on properties, and by joint venturing, selling or leasing properties. Companies at our stage generally use equity or equity-type financing, with pure debt financing generally only available from producing operations or upon completion of a bankable feasibility study.  We have relied in the last year on convertible debt financing, which can be highly dilutive to shareholders, in absence of other funding availability.

Our business plan is highly contingent on our ability to secure financing under acceptable terms which is not assured.

Substantially, all of our assets will be put into commercializing mining rights and mineral claims located within a limited geographical area. Accordingly, any adverse circumstances that affect these areas would affect us financially. If any adverse circumstances were to arise, we would need to consider alternatives, both in terms of our prospective operations and for the financing of our activities. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash-flow positive, or raise additional debt and/or equity capital. If we are unable to raise additional capital, we will continue to experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures including ceasing operations. We may also consider entering into a joint venture arrangement to provide the required funding to acquire and explore any mineral property interests. We have not undertaken any efforts to locate a joint venture participant. Even if we determine to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund the acquisition and exploration of mineral property interests. If we enter into a joint venture arrangement, we would likely have to assign a percentage of any mineral property interest we may hold to the joint venture participant.

North American Exploration and Acquisition Activities

We have commenced regular activities to locate and evaluate potential projects in North America. Initial projects under review have been in Mexico (Zactaecas region) and the United States (principally projects in Nevada, Arizona and Montana). These activities included site visits to the lease mining claims in Arizona and the Lucky Boy Silver project in Nevada, and the Baltimore Silver Mine project in Montana, which are discussed below. These efforts include reviewing historical literature, contacting property owners, compiling and reviewing information on properties, and where merited site visits and negotiations with property owners, and in addition exploration preparation for our GB Claims in Arizona. The lucky boy Silver project the company has elected tonot pursue, and the relevant mining claims were dropped.

GB Claims – Arizona

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

Further mining exploration and exploitation activities are subject to federal, state and local laws, regulations and policies, including laws regulating surface disturbance, water discharge, and the removal of natural resources from the ground and the discharge of materials into the environment. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Exploration and exploitation activities are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment. The Company is unable to quantify at this time the potential cost of such regulations and permitting. (see also “Risk Factors).

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

During 2013, exploration efforts have focused on the area adjacent to the identified breccias pipes, evaluating nearby properties for acquisition or lease, and considering potential bonding requirements for a drilling plan. Initial summary maps were prepared, and some surface sampling was conducted on a limited basis. Surface sampling was conducted and results considered positive to merit further exploration. However bonding requirements may preclude the Company drilling until additional financing is put in place.

We estimate the initial work plan described above to require an estimated five thousand dollars ($5,000) for geological consulting, travel expenses, and sampling analysis costs. The Company is reviewing the cost of providing necessary bonding for the project, and due to limited finances will consider in the upcoming fiscal year seeking a joint venture partner or selling the project while retaining a net smelter return. The Company is actively considering joint-ventures or a sale of the project while retaining a Net Smelter Return and looking upon effecting such a transaction while looking for additional land position in the area.

Lucky Boy Silver Project - Nevada

In December 2011, we staked five unpatented mining claims in the Walker Lane Mineral Belt in western Nevada which we are referring to as the “Lucky Boy Silver Project”.

In connection with our consideration of whether to stake these unpatented mining claims, we conducted a diligence review of the Lucky Boy Silver Project. The description of the Lucky Boy Silver Project contained herein is the product of our due diligence from an initial site visits conducted in December 2011 and certain historical information publicly available which we have not been able to independently verify. Further description of the project may be found in our Annual Report on Form 10-K for the year ended June 30, 2013.

Land Status

We staked the following five unpatented mining claims in December 2011 covering approximately 100 acres of the Lucky Boy Silver Project:

Claim	BLM Recording No.

LB#1	NMC 1062491
LB#2	NMC 1062492
LB#3	NMC 1062493
LB#4	NMC1062494
LB#5	NMC 1062495

The Company was unsuccessful at acquiring mineral property rights to adjacent patented land in the fiscal year ending June 30, 2013.  The Company forfeited these claims in the quarter ended September 30, 2013.

Baltimore Silver Mine

On August 6, 2012, the Company entered into a binding Memorandum of Understanding (the “Agreement”) with Western Continental, Inc. (“Western”) to lease with option to purchase three patented mining claims ( the “Baltimore Silver Mine”) subject to a definitive agreement to be signed within ninety days, with an effective lease date of August 3, 2012. Our Current Report on Form 8-K filed August 9, 2012 provided property information and is incorporated herein by reference, as is our recently filed 10k report for the period ending June 30, 2013.

Western and the Company agreed to a Definitive Agreement (“the Agreement”) to Lease with Option to Purchase the Baltimore Silver Mine. The Company effected the Agreement September 5, 2012.  The lease will be for a term of ten years beginning August 2, 2012, and may be extended for an additional 15 years with a payment of $100,000 at any time. During the term of this lease, the Company will be responsible for the payment of any property taxes, indemnify Western for any and all activities the Company conducts on the property, and secure all required permits and operating licenses for the Company activities on the property. The lease payment will be $10,000 per year in cash payments, which may be paid in restricted stock as the Company’s option provided such restricted stock has a market bid price in excess of $20,000 for the 20 days average bid price for the stock prior to payment, and a quarterly cash payment of $500 per quarter. Payment will be on July 31st of each year beginning in 2013.

The Company will pay a production royalty of all minerals mined from the property in the form of a Net Smelter Return to Western of 3%. The Company will have for the term of this agreement an option to purchase the property free and clear of any lien or encumbrance in the amount of $500,000 at which time the lease would terminate and no royalty would be due afterwards from the property. Should the Company cause to be issued a property report meeting standard industry guidelines indicating probable or proven reserves in excess of two million ounces of silver on the property, Western shall receive an additional $30,000 in cash or restricted shares valued as described above, within 30 days of publication of such report. The Company has issued 10,000,000 shares of its restricted common stock to Western. The Company will also pay $25,000 in cash or restricted stock, valued at the ten day average bid price for the stock, between January 1, 2013 and July 1, 2013. The Company is currently negotiating and amendment and has not received notification of default as a result of these discussions.

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

Geology

The geology of the area is dominated by the monzonites of the Butte Batholith intruding into the older Elkhorn volcanics, consisting of green-gray welded tuffs and sites. East-westerly striking pyrite-galena bearing quartz veins have been deposited along or near to fault or shear zones with some Scricitic alteration. The Baltimore shear or alteration zone can be traced can be traced over five thousand feet on the surface.

Metallurgy

The Company has no metallurgical tests relating to the property, or historical information as to recoveries of metal from ore formerly produced.

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

We have begun our Phase I exploration which has included a thorough review of the current status of access to the tunnels ad underground workings, having a professional geologist and a mining engineer work on the property. We have completed an initial survey of the dump material, and review of the historical literature. Exploration objectives include (a) further determination of the economics of processing the dump material (b) rehabilitation work to gain access further underground to conduct channel sampling and determining drill targets (c) detailed geologic mapping. We believe that while some potential is in identifying mineralized areas former mining with limited technology may have missed that there may be much deeper exploration targets to be tested form underground or surface drilling. We also intent to prepare the necessary plan of operations for the unpatented portion of the project, and consider applications for any state mining permits.

Summary Exploration Plans

Exploration work continues to advance knowledge of the areas, conduct surveying and geologic mapping activities, determine prime areas for soil sediment sampling and re-sampling prospects pits we believe present. Our primary objective during Phase I exploration is identifying drill targets, preparing logistical arrangements for a drilling plan, begin assembling data necessary for a Plan of Operations to be submitted to the BLM, which has been submitted and preparation for data to support our subsequent applications for regulatory approval of exploration activities, and review data of prior exploration in the area along with field work to verify historical data. We plan in the second quarter to expand these activities. Our Phase II exploration phase, subject to results and timing of the completion Phase I exploration and regulatory approvals. We are forecasting subject to capital availability and timing of regulatory approvals required to explore in the area, a company budget of approximately $240,000 for our projects over the next 18 months. We also are actively considering projects for acquisition in Mexico in addition to the United States and Colombia, and expect general due diligence, exploration and initial acquisition expenses over the next 18 months at $120,000, for a total operating budget of $360,000 over 18 months, subject to availability of capital, permits and recommendations of our technical staff and consultants.

Based on initial field work at the Baltimore Silver Mine has been sufficiently positive to date that management has designated this project as our main project for the current period. The Company is also conducting due diligence to acquire new mineral property interests in its area of geographic focus.

Our current cash on hand is insufficient to complete any of the planned exploration activities and the full implementation of our planned exploration program is dependent on our ability to secure sufficient financing and the necessary permits. We can provide no assurance that we will secure sufficient financing or that any required permits will be approved. We are currently in negotiations with the property owner about a modification of terms, and considering various options to finance the next steps in our exploration process.

New Light Project

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

-

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

On September 19, 2013 the Company assigned the New Light Mine Project lease to Kalahari Greentech, Inc. (“Kalahari”) in exchange for $1,000 in cash (not received as of the date of these financial statements) and 5,000,000 shares of restricted common stock of Kalahari. Additionally, on October 14, 2013, the Company signed a Letter of Intent with Kalahari to acquire a 40% interest in the lease by spending or incurring $200,000 in exploration expenditures, including associated overhead, within 24 months of the signing of a definitive agreement.

Southeastern Europe

The company has no mineral property interests in southeastern Europe, but has retained an exploration geologist who has been conducting due diligence to identify target prospects for potential acquisition

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Revenues

We have not generated any revenues from operations since our inception. We do not anticipate earning revenues until such time that we are able, if at all, to locate a commercially exploitable mineral deposit and either enter into commercial production or sell any mineral properties we may acquire.

Operating Expenses

We incurred operating expenses in the amount of $50,151 for the three months ended September 30, 2013, as compared to operating expenses of $82,627 for the three months ended September 30, 2012. The decrease in our operating expenses relates to decreased expenditures associated with a reduction in an impairment loss recorded in the prior year associated with a mining lease.

We incurred exploration costs of $6,000 during the three months ended September 30, 2013, as compared to $15,272 for the three months ended September 30, 2012. The decrease in our exploration costs relates to decreased expenditures associated with performing initial diligence of the property underlying the Mining Concessions that was the subject of the IKE-10421 concession application for which Kata, through its subsidiary, had entered into an agreement to acquire 85% interest, and reduced site work as company evaluated results from the first six months of 2013.

We incurred general and administrative expenses of $44,088 for the three months ended September 30, 2013, compared to $38,355 for the three months ended September 30, 2012. The increase relates to increases in accounting, consulting, and legal fees.

Other Income (Expenses)

For the three months ended September 30, 2013, the Company recorded interest expense of $32,189 compared to $22,082 for the three month period ended September 30, 2012 which was comprised of accrued interest on the convertible note payable as the balance of convertible notes payable increased compared to the prior year. For the three months ended September 30, 2013, the Company recorded a loss on derivative liability of $5,054, as compared to a loss on derivative liability of $20,323 for the three months ended September 30,2012. These amounts are the result of remeasuring the derivative liabilities at September 30, 2013 and at September 30, 2012.

Net Loss

As a result of the above, for the three months ended September 30, 2013, we reported a net loss of $78,894, as compared to a net loss of $125,032 for the three months ended September 30, 2012. The decrease in our net losses was primarily attributable to decreased operating expenses incurred during the reporting period, which is described above.

Liquidity and Capital Resources

At September 30, 2013, we had cash of $53 (June 30, 2013 $118) and a working capital deficit $449,152 (June 30, 2013 – $446,986).

We anticipate spending approximately $10,000 in general and administrative expenses per month for the next twelve months, for a total anticipated general and administrative expenditures $120,000. These anticipated expenditures are closely related to the level of activities we have contemplated in our business plan. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, general management and office expenses. General support activities, additional organizational supervision of subsidiaries in the process of acquisition or contemplated to be acquired, and general management costs contribute to the forecasted increase in general and administrative expenditures. We currently forecast ongoing exploration activities at $300,000 for the upcoming 18 months. We are forecasting these expenses subject to capital availability and timing of regulatory approvals required to explore in the area.

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

Net cash used in operating activities for the three months ended September 30, 2013 was $9,585, as compared to net cash used in operating activities of $46,282 for the three months ended September 30, 2012. Our net loss of $78,894 for the three months ended September 30, 2013, was the primary reason for our negative operating cash flow, which was partially offset by an increase in accounts payable of $43,372.

Net cash used in investing activities for the three months ended September 30, 2013 was $-0- as compared to net cash used in investing activities of $1,250 for the three months ended September 30, 2012. Net cash provided in financing activities for the three months ended September 30, 2012 related to proceeds from a convertible note issued for $47,500 compared to $9,500 in a loan received for the period ended September 30, 2013.

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

Going Concern

We have incurred net losses attributable to the Company for the period from inception on May 25, 2005 to September 30, 2013 of $5,117,729 and have no source of revenue. The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our mineral properties. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our financial statements have been prepared in conformity with USGAAP. For a full discussion of our accounting policies as required by USGAAP, refer to our Annual Report on Form 10-K for the year ended June 30, 2013. We consider certain accounting policies to be critical to an understanding of our financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Raymond DeMotte, and our Chief Financial Officer, Mr. Cristian Gomez. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures are not effective. Our conclusion is based primarily on the material weakness in internal control over financial reporting which was disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013, which we believe primarily stems from the fact that we have limited accounting and financial staff and the lack of a formal accounting manual..

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, no changes other than those made in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses

As discussed above, as of September 30, 2013 and June 30, 2013, we identified material weaknesses in our internal control over financial reporting due to the occurrence of a significant number of out-of-period adjustments and the magnitude of such that were identified during the financial statement closing process for those periods which we believe primarily stems from the fact that we have limited accounting and financial staff who do not possess the requisite qualifications. We are currently addressing these material weaknesses as described below.

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

None.

Item 1A. Risk Factors.

Not Applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 67,938,632 common shares to a private third-party in settlement of $32,500 in convertible notes. These shares were issued pursuant to the exemption described below, no commissions or finder’s fees were paid, and were not accompanied by advertising.

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

Date:  November 18, 2013

SOUTH AMERICAN GOLD CORP.,
a Nevada corporation

By: /s/  Raymond DeMotte
             Raymond DeMotte
             President & Chief Executive Officer

By: /s/  Cristian Gomez
             Cristian Gomez, Chief Financial Officer
             (Principal Accounting Officer)